Form 10-Q
period 2008-12-31
JEDEDIAH RESOURCES CORP.
filed 2009-02-17
CIK 1442999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-156091

Jedediah Resources Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 – 111, 5th Ave., S.W., Suite 304 Calgary, Alberta, Canada T2P 3Y6
(Address of principal executive offices)

(403) 481-9504
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes    [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,940,000 common shares as of December 31, 2008.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of December 31, 2008 (unaudited) and September 30, 2008 (audited);
F-2	Consolidated Statements of Operations and Comprehensive Loss for the three months ended December 31, 2008 and period from July 21, 2008 (Inception) to December 31, 2008 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended December 31, 2008 and period from July 21, 2008 (Inception) to December 31, 2008 (unaudited);
F-4	Consolidated Statement of Stockholders’ Equity for period from July 21, 2008 (Inception) to December 31, 2008 (unaudited);
F-5	Notes to Unaudited Consolidated Financial Statements;

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

JEDEDIAH RESOURCES CORP.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
December 31, 2008 and September 30, 2008
(Stated in US Dollars)
(Unaudited)

ASSET	December 31, 2008	September 30, 2008

Current
Cash	$59,481	$103,584
Prepaid expenses – Note 7	3,160	-

	$62,641	$103,584

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5	$9,047	$4,362

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value 90,000,000 shares authorized December 31, 2008: - 9,940,000 (September 30, 2008:- 9,700,000) shares issued	9,940	9,700
Additional paid in capital	124,678	122,053
Deficit accumulated during the pre-exploration stage	(81,024)	(32,531)
	53,594	99,222
	$62,641	$103,584

Ability to continue as going concern - Note 3
Commitments and contingencies - Note 7

SEE ACCOMPANYING NOTES

JEDEDIAH RESOURCES CORP.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the three months ended December 31, 2008 and the period
July 21, 2008 (Date of Inception) to December 31, 2008
(Stated in US Dollars)
(Unaudited)

	Three Months Ended December 31, 2008	July 21, 2008 (Date of Inception) to December 31, 2008

Expenses
Accounting and audit fees	$16,637	$17,387
Bank charges	173	208
Foreign exchange loss	263	263
Legal fees	15,223	18,735
Management fees – Note 5	3,000	5,234
Mineral property option costs	1,850	1,850
Mineral property exploration costs	10,077	10,077
Stock based compensation – Note 6	-	26,000
Transfer agent and filing fees	1,000	1,000
Travel	270	270

Net loss and comprehensive loss for the period	$(48,493)	$(81,024)

Basic and diluted loss per share	$(0.00)

Weighted average number of shares outstanding	9,864,348

SEE ACCOMPANYING NOTES

JEDEDIAH RESOURCES CORP.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended December 31, 2008 and the period
from July 21, 2008 (Date of Inception) to December 31, 2008
(Stated in US Dollars)
(Unaudited)

	Three Months Ended December 31, 2008	July 21, 2008 (Date of Inception) to December 31, 2008

Cash Flows used in Operating Activities
Net loss for the period	$(48,493)	$(81,024)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	26,000
Change in non-cash working capital items:
Prepaid expenses	(3,160)	(3,160)
Accounts payable and accrued liabilities	4,685	9,047

Net cash used in operating activities	(46,968)	(49,137)

Cash Flows from Financing Activities
Capital stock issued	2,865	163,618
Capital stock returned to treasury	-	(55,000)

Net cash provided by financing activities	2,865	108,618

(Decrease) increase in cash during the period	(44,103)	59,481

Cash, beginning of the period	103,584	-

Cash, end of the period	$59,481	$59,481

SEE ACCOMPANYING NOTES

JEDEDIAH RESOURCES CORP.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from July 21, 2008 (Date of Inception) to December 31, 2008
(Stated in US Dollars)
(Unaudited)

	Common Shares		Additional Paid In	Deficit Accumulated During the Pre-exploration
	Number	Cash	Capital	Stage	Total

Capital stock issued for cash – at $0.01	5,500,000	$5,500	$49,500	$-	$55,000
Capital stock returned to treasury for cancellation on rescission of subscription – Note 6	(5,500,000)	(5,500)	(49,500)	-	(55,000)

Capital stock issued for cash – at $0.0095	5,500,000	5,500	46,746	-	52,246
Stock-based compensation for shares issued on discount (Note 6)	-	-	26,000	-	26,000

Capital stock issued for cash – at $0.014	4,200,000	4,200	55,007	-	59,207
Less: commission	-	-	(5,700)	-	(5,700)

Net loss for the period	-	-	-	(32,531)	(32,531)

Balance, September 30, 2008	9,700,000	9,700	122,053	(32,531)	99,222

Capital stock issued for cash – Note 6 – at $0.0119	240,000	240	2,625	-	2,865
Net loss for the period	-	-	-	(48,493)	(48,493)

Balance, December 31, 2008	9,940,000	$9,940	$124,678	$(81,024)	$53,594

SEE ACCOMPANYING NOTES

JEDEDIAH RESOURCES CORP.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Stated in US Dollars)
(Unaudited)

Note 1.	Basis of Presentation

While the information presented in the accompanying December 31, 2008 interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the Company’s September 30, 2008 audited financial statements.

Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that can be expected for the year ending September 30, 2009.

Note 2	Nature of Operations

The Company was incorporated in the state of Nevada, United States of America on July 21, 2008.  The Company is a pre-exploration stage company and was formed for the purpose of acquiring exploration and development stage mineral properties.  The Company’s year-end is September 30.

The Company intends on locating and exploring mineral properties in Canada and has not yet determined the existence of economically recoverable reserves.  The recoverability of amounts incurred on its mineral property is dependent upon the existence of economically recoverable reserves in its mineral property, confirmation of the Company’s interest in the underlying mineral claims, the ability of the Company to obtain the necessary financing to complete their development, and the attainment and maintenance of future profitable production or disposition thereof.

Comparative figures for the three months ended December 31, 2007 are not presented as the Company was incorporated on July 21, 2008

Note 3	Ability to Continue as a Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Jedediah Resources Corp.
(A Pre-Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008
(Stated in US Dollars)
(Unaudited)

Note 4	Summary of Significant Accounting Policies Principles of Consolidation

These consolidated financial statements include the accounts of the Company and JRE Exploration Ltd., a wholly owned subsidiary incorporated in Canada on October 1, 2008.  All significant inter-company transactions and balances have been eliminated.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. There was no impact on the Company’s quarterly financial statements resulting from adoption of this new standard.

In February 2007, FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". FASB 159 is effective for fiscal years beginning after November 15, 2007. FASB 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). This standard replaces SFAS141 and establishes principles and requirements for an acquirer, recognizes and measures in its financial statement the identifiable assets acquired and liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. This standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of this statement.

Jedediah Resources Corp.
(A Pre-Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008
(Stated in US Dollars)
(Unaudited)

Note 4	Summary of Significant Accounting Policies – cont’d New Accounting Pronouncements – cont’d

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non controlling Interests In Consolidated Financial Statements – an amendment to ARB No.51 (“SFAS No. 160”). This standard Amends ARB 51 to establish accounting and reporting standards for a non- controlling interest in a subsidiary and for deconsolidation of a subsidiary. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard may not be applied before that date. The Company is currently evaluating the impact of this statement.

In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact, if any, on its consolidated financial position and results of operations.

In December 2008, the FASB issued FSP FAS140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. We do not expect the adoption of the FSP will have any impact on our results of operations.

Jedediah Resources Corp.
(A Pre-Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008
(Stated in US Dollars)
(Unaudited)

Note 5	Related Party Transactions

As at December 31, 2008, accounts payable and accrued liabilities include $1,000 (September 30, 2008 - $100) due to the past president.

During the three months ended December 31, 2008, the Company incurred $3,000 of management fees charged by the Company’s president.

Note 6                 Capital Stock

  a)   Authorized:

10,000,000 preferred shares with a par value of $0.001.
90,000,000 common shares with a par value of $0.001.

b)	Issued:

On August 6, 2008, the Company issued 5,500,000 common shares to the Company’s president at $0.01 per share for total proceeds of $55,000.

On September 22, 2008, the incumbent president resigned as both an officer and director and a new president and director was appointed.  At the request of the departing president, the Company’s board of directors rescinded his share subscription for 5,500,000 common shares and repaid the subscription proceeds of $55,000.

On September 22, 2008, the Company issued 5,500,000 common shares to the Company’s new president at $0.0095 (CDN$0.01) per share for total proceeds of $52,246 (CDN$55,000). The subscription agreement permitted the Company to accept US$55,000 or CDN$55,000 in full settlement of the share subscription.  The share subscription was settled in Canadian dollars.  The Company recorded compensation expense of $26,000 for the issuance of these shares based on the excess of the fair value of the shares over the consideration received for these shares.

On September 22, 2008, the Company issued 3,960,000 common shares at $0.014 (CDN$0.015) per share for total proceeds of $55,740 (CDN$59,400) pursuant to a private placement.  On September 30, 2008, the Company issued 240,000 common shares at $0.014 (CDN$0.015) per share for total proceeds of $3,467 (CDN$3,600) pursuant to a private placement.  The Company paid a commission of $5,700 for net proceeds of $53,507 for these private placements.

On October 29, 2008, the Company issued 240,000 common shares at $0.0119 (CDN$0.015) per share for total proceeds of $2,865 (CDN$3,600) pursuant to a private placement.

Jedediah Resources Corp.
(A Pre-Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008
(Stated in US Dollars)
(Unaudited)

Note 7	Commitments

a)
On October 1, 2008, the Company entered into a Corporate Management Services Agreement with a Company wholly owned by the Company’s president for $1,000 per month plus expenses for services rendered.  The agreement may be terminated by either party upon 30 days written notice.

b)
On October 6, 2008, the Company’s wholly owned subsidiary, JRE Exploration Ltd. (“JRE”), entered into a property option agreement whereby JRE was granted an option to earn up to an 85% interest in one mineral claim (the “Bragg” claim) consisting of 594.1 hectares located in the Omineca Mining Division of British Columbia.  The option agreement is denominated in Canadian dollars.  Consideration for the option is cash payments totalling $7,578 (CDN$9,000) and aggregate exploration expenditures of $152,860 (CDN$186,000) as follows:

i)	Cash payments:

•	$1,850 (CDN$2,000) upon execution of the Option agreement (paid);
•	$1,637 (CDN$2,000) on or before October 31, 2009;
•	$4,092 (CDN$5,000) on or before October 31, 2010.

ii)
Exploration expenditures of $12,930 (CDN$15,000) on or before October 31, 2009, $23,568 (CDN$28,000) in aggregate on or before October 31, 2010; $152,860 (CDN$186,000) in aggregate on or before October 31, 2011.

Upon earning its 85% interest in the option, the Company shall enter into a joint venture agreement to develop and operate the property.

As at December 31, 2008, the Company had incurred, via the operator, exploration expenditures aggregating $10,077 (CDN$11,513) and had advanced $3,160 (CDN$4,287) to the operator.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview and Plan of Operation

We were incorporated on July 21, 2008, under the laws of the state of Nevada.  We hold an option to acquire an 85% interest in the Bragg claim, located in the Omineca district of central British Columbia, Canada.  Mr. Ola Juvkam-Wold is our President, CEO, Secretary, Treasurer, and sole director.

Our business plan is to proceed with the exploration of the Bragg claim to determine whether there are commercially exploitable reserves of gold or other metals on the claim.  We intend to proceed with the initial exploration program as recommended by our consulting geologist. Phase I of the recommended geological program will cost a total of approximately $13,050. We had $53,594 in working capital as of December 31, 2008.  Our plan of operations for the following twelve months is to complete Phase I of the recommended exploration program on the Bragg Claim and begin Phase II.

Phase I consists of on-site surface reconnaissance, mapping, sampling, and geochemical analyses. This phase of the program will cost approximately $13,050.  The field work of this phase is completed and we expect the Geological Summary Report in the first quarter of 2009. The final Geological Report of Phase I will cost us approximately $870. In the next 12 months, we also anticipate spending approximately $16,500 on administrative expenses, including fees payable in connection with complying with our SEC reporting obligations, and approximately $12,000 to 1202503 Alberta Ltd. (“503 Alberta”), a company owned 100% by our President, Mr. Juvkam-Wold, in accordance with a Corporate Management Services Agreement between us and 503 Alberta.

Thus, total expenditures over the next 12 months are therefore expected to be approximately $42,420.

Once we receive the analyses of our Phase I exploration program, our board of directors, in consultation with our consulting geologist will assess whether to proceed with additional mineral exploration programs.  In making this determination to proceed with a further exploration, we will make an assessment as to whether the results of the initial program are sufficiently positive to enable us to proceed.  This assessment will include an evaluation of our cash reserves after the completion of the initial exploration, the price of minerals, and the market for the financing of mineral exploration projects at the time of our assessment.

In the event our board of directors, in consultation with our consulting geologist, chooses to conduct the Phase II mineral exploration program beyond the initial program, we have sufficient funding on hand to do so. While we have sufficient funds on hand to cover the currently planned Phase I and Phase II exploration costs, we will require additional funding in order to undertake further exploration programs on the Bragg claim and to cover all of our anticipated administrative expenses.

 Phase II would entail permits, further sampling and geochemical analyses based on the outcome of the Phase I exploration program.  The Phase II program will cost approximately $11,300.  We anticipate commencing this phase in the Fall of 2009.

The budget for Phase III of our exploration program is tentative in nature as the actual exploration program to be undertaken will depend upon the outcomes of the Phase I and Phase II exploration programs. Phase III of our exploration program, if undertaken, may commence in the spring or early summer of 2010, and will consist of further sampling and assaying, and the diamond drilling and drill core sampling of three, 770 foot holes. It is currently estimated that Phase III will cost approximately $137,400.

In the event that exploration programs beyond our planned Phase II program are undertaken on the Bragg Claim, we anticipate that additional funding will be required in the form of equity financing from the sale of our common stock and from loans from our director.  We cannot provide investors with any assurance, however, that we will be able to raise sufficient funding from the sale of our common stock to fund all of our anticipated expenses.  We do not have any arrangements in place for any future equity financing.  We believe that outside debt financing will not be an alternative for funding exploration programs on the Bragg Claim. The risky nature of this enterprise and lack of tangible assets other than our mineral claim places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. The existence of commercially exploitable mineral deposits in the Bragg Claim is unknown at the present time and we will not be able to ascertain such information until we receive and evaluate the results of our exploration program.

In the event the results of our initial exploration program prove not to be sufficiently positive to proceed with further exploration on the Bragg claim, we intend to seek out and acquire interests in additional mineral exploration properties which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities.  Presently, we have not given any consideration to the acquisition of other exploration properties because we have not yet commenced our initial exploration program and have not received any results.

During this exploration stage Mr. Juvkam-Wold, our President, will only be devoting approximately five to ten hours per week of his time to our business.  We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work is being performed by outside consultants.  If, however, the demands of our business require more business time of Mr. Juvkam-Wold for activities such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, he is prepared to devote more time to our business. However, he may not be able to devote sufficient time to the management of our business, as and when needed.

We do not intend to purchase any significant equipment for the next twelve months.

Results of Operations for the Three Months Ended December 31, 2008 and Period from July 21, 2008 (Date of Inception) until December 31, 2008

We generated no revenue for the period from July 21, 2008 (Date of Inception) until December 31, 2008. We do not anticipate earning revenues until such time that we exercise our option and enter into commercial production of the Bragg Claim.  We have recently begun the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Bragg Claim, or if such resources are discovered, that we will enter into commercial production or if commercial production commences, that commercial production will be profitable.

We incurred operating expenses in the amount of $48,493 for the three months ended December 31, 2008. These operating expenses consisted primarily of accounting and audit expenses of $16,637, legal fees of $15,223, and mineral property exploration payments of $10,077.  We incurred operating expenses in the amount of $81,024for the period from July 21, 2008 (Date of Inception) through December 31, 2008. These operating expenses consisted primarily of expenses for stock based compensation of $26,000, accounting and audit expenses of $17,387, legal fees of $18,735, and mineral property exploration payments of $10,077.

We anticipate our operating expenses will increase as we undertake our plan of operations.  The increase will be attributable to undertaking our geological exploration program and the professional fees that we will incur in connection with becoming a reporting company under the Securities Exchange Act of 1934.

We recorded a net loss of $48,493 for the three months ended December 31, 2008, and 81,024 for the period from July 21, 2008 (Date of Inception) until December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2008, we had total current assets of $62,641.  We had $9,047 in current liabilities as of December 31, 2008. Thus, we had working capital of $53,594 as of December 31, 2008.

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant exploration activities beyond those planned for the current fiscal year.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of December 31, 2008, there were no off balance sheet arrangements.

Going Concern

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations for the next fiscal year.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Ola Juvkam-Wold. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2008.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On December 23, 2008, the registration statement filed on Form S-1 (Commission file number 333-156091) was declared effective by the SEC. This offering has commenced and is ongoing. This registration statement registered 3,108,000 shares of Common Stock on behalf of certain selling shareholders of the company. We will not receive any proceeds from this offering and have not made any arrangements for the sale of these securities.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2008.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jedediah Resources Corp.

Date:	February 13, 2009

By: /s/ Ola Juvkam-Wold Ola Juvkam-Wold Title: Chief Executive Officer and Director