Form 10-Q
period 2009-03-31
JEDEDIAH RESOURCES CORP.
filed 2009-05-13
CIK 1442999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,940,000 common shares as of May 11, 2009.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2009 and September 30, 2008;

F-2	Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended March 31, 2009 and period from July 21, 2008 (Inception) to March 31, 2009;

F-3	Consolidated Statement of Stockholders’ Equity for period from July 21, 2008 (Inception) to March 31, 2009;

F-4	Consolidated Statements of Cash Flows for the six months ended March 31, 2009 and period from July 21, 2008 (Inception) to March 31, 2009;

F-5	Notes to Consolidated Financial Statements;

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

JEDEDIAH RESOURCES CORP.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
March 31, 2009 and September 30, 2008
(Stated in US Dollars)
(Unaudited)

ASSET	March 31, 2009	September 30, 2008

Current
Cash	$28,376	$103,584

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5	$1,069	$4,362

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
90,000,000 shares authorized March 31, 2009:- 9,940,000 (September 30, 2008:- 9,700,000) shares issued	9,940	9,700
Additional paid in capital	124,678	122,053
Deficit accumulated during the pre-exploration stage	(107,047)	(32,531)
Accumulated other comprehensive loss	(264)	-

	27,307	99,222

	$28,376	$103,584
                                                              Commitments – Note 7

SEE ACCOMPANYING NOTES

JEDEDIAH RESOURCES CORP.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the three and six months periods ended March 31, 2009
and the period from July 21, 2008 (Date of Inception) to March 31, 2009
(Stated in US Dollars)
(Unaudited)

	Six Months Ended March 31, 2009	Three Months Ended March 31, 2009	July 21, 2008 (Date of Inception) to March 31 2009
			(Cumulative)
Expenses
Accounting and audit fees	$22,700	$6,063	$23,450
Bank charges	231	58	266
Consulting fees	4,000	4,000	4,000
Legal fees	20,203	4,980	23,715
Management fees – Note 5	6,000	3,000	8,234
Mineral property option costs	1,850	-	1,850
Mineral property exploration costs	16,157	6,080	16,157
Stock based compensation - Note 6	-	-	26,000
Transfer agent and filing fees	3,105	2,105	3,105
Travel	270	-	270

Net loss for the period	(74,516)	(26,286)	(107,047)

Other comprehensive loss
Foreign exchange loss on translation	(264)	(1)	(264)

Comprehensive loss for the period	$(74,780)	$(26,287)	$(107,311)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	9,783,077	9,940,000
                                                              Comparative figures for the three and six month periods ended March 31, 2008 are not presented as the Company was incorporated on July 21, 2008

SEE ACCOMPANYING NOTES

JEDEDIAH RESOURCES CORP.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from July 21, 2008 (Date of Inception) to March 31, 2009
(Stated in US Dollars)
(Unaudited)

	Common Shares		Additional Paid In	Deficit Accumulated During the Pre-exploration	Accumulated Other Comprehensive
	Number	Cash	Capital	Stage	Loss	Total

Capital stock issued for cash – at $0.01	5,500,000	$5,500	$49,500	$-	$-	$55,000
Capital stock returned to treasury for cancellation on rescission of subscription – Note 6	(5,500,000)	(5,500)	(49,500)	-	-	(55,000)

Capital stock issued for cash – at $0.01	5,500,000	5,500	46,746	-	-	52,246
Stock-based compensation for shares issued on discount (Note 6)	-	-	26,000	-	-	26,000

Capital stock issued for cash – at $0.01	4,200,000	4,200	55,007	-	-	59,207
Less: commission	-	-	(5,700)	-	-	(5,700)

Net loss for the period	-	-	-	(32,531)	-	(32,531)

Balance, September 30, 2008	9,700,000	9,700	122,053	(32,531)	-	99,222

Capital stock issued for cash – Note 6– at $0.01	240,000	240	2,625	-	-	2,865
Net loss for the period	-	-	-	(74,516)	(264)	(74,780)

Balance, March 31, 2009	9,940,000	$9,940	$124,678	$(107,047)	$(264)	$27,307

SEE ACCOMPANYING NOTES

JEDEDIAH RESOURCES CORP.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended March 31, 2009 and the period
from July 21, 2008 (Date of Inception) to March 31, 2009
(Stated in US Dollars)
(Unaudited)

	Six Months Ended March 31, 2009	July 21, 2008 (Date of Inception) to March 31, 2009
		(Cumulative)

Cash Flows used in Operating Activities
Net loss for the period	$(74,516)	$(107,047)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	26,000
Change in non-cash working capital items:
Accounts payable and accrued liabilities	(3,293)	1,069

Net cash used in operating activities	(77,809)	(79,978)

Cash Flows from Financing Activities
Capital stock issued	2,865	163,618
Capital stock returned to treasury	-	(55,000)

Net cash provided by financing activities	2,865	108,618

Foreign exchange effect on cash	(264)	(264)

(Decrease) increase in cash during the period	(75,208)	28,376

Cash, beginning of the period	103,584	-

Cash, end of the period	$28,376	$28,376
                                                              Comparative figures for the six month periods ended March 31, 2008 are not presented as the Company was incorporated on July 21, 2008

SEE ACCOMPANYING NOTES

JEDEDIAH RESOURCES CORP.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Stated in US Dollars)
(Unaudited)

Note 1.	Basis of Presentation

While the information presented in the accompanying March 31, 2009 interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the Company’s September 30, 2008 audited financial statements.

Operating results for the six months ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ending September 30, 2009.

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

Note 3            Ability to Continue as a Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next 12 months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

JEDEDIAH RESOURCES CORP.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Stated in US Dollars)
(Unaudited)

Note 4	Summary of Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and JRE Exploration Ltd., a wholly owned subsidiary incorporated in Canada on October 1, 2008.  All significant inter-company transactions and balances have been eliminated.

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). This standard replaces SFAS 141 and establishes principles and requirements for an acquirer, recognizes and measures in its financial statement the identifiable assets acquired and liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. This standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of this statement.

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

In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement did not  have a material effect on the Company’s future reported financial position or results of operations.

JEDEDIAH RESOURCES CORP.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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

In December 2008, the FASB issued FSP FAS140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The adoption of the FSP did not have any impact on our results of operations.

Note 5                 Related Party Transactions

    As at March 31, 2009, accounts payable and accrued liabilities include $1,000 (September 30, 2008 - $100) due to the past president.

                           During the six months ended March 31, 2009, the Company incurred $6,000 of management fees charged by the Company’s president.

JEDEDIAH RESOURCES CORP.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Stated in US Dollars)
(Unaudited)

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
March 31, 2009
(Stated in US Dollars)
(Unaudited)

Note 7	Commitments

a)
On October 1, 2008, the Company entered into a Corporate Management Services Agreement with a company wholly owned by the Company’s president for $1,000 per month plus expenses for services rendered.  The agreement may be terminated by either party upon 30 days written notice.

b)
On October 6, 2008, the Company’s wholly owned subsidiary, JRE Exploration Ltd. (“JRE”), entered into a property option agreement whereby JRE was granted an option to earn up to an 85% interest in one mineral claim (the “Bragg” claim) consisting of 594.1 hectares located in the Omineca Mining Division of British Columbia.  The option agreement is denominated in Canadian dollars.  Consideration for the option is cash payments totalling $7,380 (CDN$9,000) and aggregate exploration expenditures of $146,940 (CDN$186,000) as follows:

i)	Cash payments:

•	$1,850 (CDN$2,000) upon execution of the Option agreement (paid);
•	$1,580 (CDN$2,000) on or before October 31, 2009;
•	$3,950 (CDN$5,000) on or before October 31, 2010.

ii)
Exploration expenditures of $12,804 (CDN$15,000) on or before October 31, 2009, $22,120 (CDN$28,000) in aggregate on or before October 31, 2010; $146,940 (CDN$186,000) in aggregate on or before October 31, 2011.

Upon earning its 85% interest in the option, the Company shall enter into a joint venture agreement to develop and operate the property.

                        As at March 31, 2009, the Company had incurred, via the operator, exploration expenditures aggregating $16,157 (CDN$19,207).

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

Our business plan is to proceed with the exploration of the Bragg claim to determine whether there are commercially exploitable reserves of gold or other metals on the claim.  We intend to proceed with the initial exploration program as recommended by our consulting geologist. Phase I of the recommended geological program will cost a total of approximately $13,050. We had $27,307 in working capital as of March 31, 2009.  Our plan of operations for the following twelve months is to complete Phase I of the recommended exploration program on the Bragg Claim and begin Phase II.

Phase I consists of on-site surface reconnaissance, mapping, sampling, and geochemical analyses.

This phase of the program was initially estimated to cost approximately $13,050.  In the last quarter we expended approximately $6,000 on exploration expenditures. This amount was allocated to pay the costs of the assay of samples collected during the exploration field work, plus some incidental expenses.

The final cost of the exploration program was $16,170. Our exploration costs are paid in Canadian dollars. The cost overruns were primarily due to the short-lived but upward price volatility of the Canadian dollar versus the value of the US dollar which occurred during our exploration expenditures.

The field work of this phase is completed and we have received the Geological Summary Report which is under consideration by our board of directors at this time.  The final Geological Report of Phase I will cost us approximately $870. In the next 12 months, we also anticipate spending approximately $16,500 on administrative expenses, including fees payable in connection with complying with our SEC reporting obligations, and approximately $12,000 to 1202503 Alberta Ltd. (“503 Alberta”), a company owned 100% by our President, Mr. Juvkam-Wold, in accordance with a Corporate Management Services Agreement between us and 503 Alberta.

Thus, total expenditures over the next 12 months (excluding expected exploration costs for phase II) are therefore expected to be approximately $28,500.

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

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock and from loans from our director in order to proceed with Phase II of our program on the Bragg Claim and to cover our administrative expenses.  We cannot provide investors with any assurance, however, that we will be able to raise sufficient funding from the sale of our common stock to fund all of our anticipated expenses.  We do not have any arrangements in place for any future equity financing.  We believe that outside debt financing will not be an alternative for funding exploration programs on the Bragg Claim. The risky nature of this enterprise and lack of tangible assets other than our mineral claim places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. The existence of commercially exploitable mineral deposits in the Bragg Claim is unknown at the present time and we will not be able to ascertain such information until we receive and evaluate the results of our exploration program.

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

Results of Operations for the Three and Six Months Ended March 31, 2009 and Period from July 21, 2008 (Date of Inception) until March 31, 2009

We generated no revenue for the period from July 21, 2008 (Date of Inception) until March 31, 2009. We do not anticipate earning revenues until such time that we exercise our option and enter into commercial production of the Bragg Claim.  We have recently begun the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Bragg Claim, or if such resources are discovered, that we will enter into commercial production or if commercial production commences, that commercial production will be profitable.

We incurred operating expenses in the amount of $26,286 for the three months ended March 31, 2009. These operating expenses consisted primarily of accounting and audit expenses of $6,063, mineral property exploration payments of $6,080, legal fees of $4,980, consulting fees of $4,000 and management fees of $3,000.  We incurred operating expenses in the amount of $74,516 for the six months ended March 31, 2009. These operating expenses consisted primarily of accounting and audit expenses of $22,700, mineral property exploration payments of $16,157, legal fees of $20,203, consulting fees of $4,000 and management fees of $6,000.

We incurred operating expenses in the amount of $107,047 for the period from July 21, 2008 (Date of Inception) through March 31, 2009. These operating expenses consisted primarily of expenses for stock based compensation of $26,000, accounting and audit expenses of $23,450, legal fees of $23,715, mineral property exploration payments of $16,157, consulting fees of $4,000 and management fees of $8,234.

We anticipate our operating expenses will increase as we undertake our plan of operations.  The increase will be attributable to undertaking our geological exploration program and the professional fees that we will incur in connection with becoming a reporting company under the Securities Exchange Act of 1934.

We recorded a net loss of $26,286 for the three months ended March 31, 2009, $74,516 for the six months ended March 31, 2009, and $107,311 for the period from July 21, 2008 (Date of Inception) until March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2009, we had total current assets of $28,376.  We had $1,069 in current liabilities as of March 31, 2009. Thus, we had working capital of $27,307 as of March 31, 2009.

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant exploration activities beyond those planned for the current fiscal year.  For these reasons, our auditors stated in their report to our audited financial statements for the period ended September 30, 2008 that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of March 31, 2009, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Ola Juvkam-Wold. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2009.

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

Jedediah Resources Corp.

Date:	May 12, 2009

By: /s/ Ola Juvkam-Wold Ola Juvkam-Wold Title: Chief Executive Officer and Director