Form 10-Q
period 2009-06-30
JEDEDIAH RESOURCES CORP.
filed 2009-08-06
CIK 1442999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,940,000 common shares as of August 4, 2009.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of June 30, 2009 and September 30, 2008;
F-2	Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended June 30, 2009 and period from July 21, 2008 (Inception) to June 30, 2009;
F-3	Consolidated Statements of Cash Flows for the nine months ended June 30, 2009 and period from July 21, 2008 (Inception) to June 30, 2009;
F-4	Consolidated Statement of Stockholders’ Equity for period from July 21, 2008 (Inception) to June 30, 2009;
F-5	Notes to Consolidated Financial Statements;

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

JEDEDIAH RESOURCES CORP.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
June 30, 2009 and September 30, 2008
(Stated in US Dollars)

ASSET	June 30, 2009	September 30, 2008

Current
Cash	$17,663	$103,584

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5	$69	$4,362

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value 90,000,000 shares authorized June 30, 2009: - 9,940,000 (September 30, 2008:- 9,700,000) shares issued	9,940	9,700
Additional paid in capital	124,678	122,053
Deficit accumulated during the exploration stage	(117,024)	(32,531)

	17,594	99,222

	$17,663	$103,584

Commitments – Note 7

SEE ACCOMPANYING NOTES

JEDEDIAH RESOURCES CORP.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the three and nine months periods ended June 30, 2009
and the period from July 21, 2008 (Date of Inception) to June 30, 2009
(Stated in US Dollars)
(Unaudited)

	Nine Months Ended June 30, 2009	Three Months Ended June 30, 2009	July 21,2008 (Date of Inception) to June 30 2009
			(Cumulative)
Expenses
Accounting and audit fees	$27,137	$4,437	$27,887
Bank charges	280	49	315
Consulting fees	4,000	-	4,000
Foreign exchange	261	261	261
Legal fees	22,433	2,230	25,945
Management fees – Note 5	9,000	3,000	11,234
Mineral property option costs	1,850	-	1,850
Mineral property exploration costs	16,157	-	16,157
Stock based compensation - Note 6	-	-	26,000
Transfer agent and filing fees	3,105	-	3,105
Travel	270	-	270

Net loss for the period	(84,493)	(9,977)	(117,024)

Other comprehensive gain
Foreign exchange gain	-	264	-

Comprehensive loss for the period	$(84,493)	$(9,713)	$(117,024)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	9,914,505	9,940,000

 SEE ACCOMPANYING NOTES

JEDEDIAH RESOURCES CORP.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended June 30, 2009 and the period
from July 21, 2008 (Date of Inception) to June 30, 2009
(Stated in US Dollars)
(Unaudited)

	Nine Months Ended June 30, 2009	July 21, 2008 (Date of Inception) to June 30, 2009
		(Cumulative)
Cash Flows used in Operating Activities
Net loss for the period	$(84,493)	$(117,024)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	26,000
Change in non-cash working capital items:
Accounts payable and accrued liabilities	(4,293)	69

Net cash used in operating activities	(88,786)	(90,955)

Cash Flows from Financing Activities
Capital stock issued	2,865	163,618
Capital stock returned to treasury	-	(55,000)

Net cash provided by financing activities	2,865	108,618

(Decrease) increase in cash during the period	(85,921)	17,663

Cash, beginning of the period	103,584	-

Cash, end of the period	$17,663	$17,663

Comparative figures for the nine month periods ended June 30, 2008 are not presented as the Company was incorporated on July 21, 2008

SEE ACCOMPANYING NOTES

JEDEDIAH RESOURCES CORP.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from July 21, 2008 (Date of Inception) to June 30, 2009
(Stated in US Dollars)
(Unaudited)

	Common Shares		Additional Paid In	Deficit Accumulated During the Exploration
	Number	Cash	Capital	Stage	Total

Capital stock issued for cash – at $0.01	5,500,000	$5,500	$49,500	$-	$55,000
Capital stock returned to treasury for cancellation on rescission of subscription (Note 6)	(5,500,000)	(5,500)	(49,500)	-	(55,000)

Capital stock issued for cash – at $0.01	5,500,000	5,500	46,746	-	52,246
Stock-based compensation for shares issued on discount (Note 6)	-	-	26,000	-	26,000

Capital stock issued for cash – at $0.01	4,200,000	4,200	55,007	-	59,207
Less: commission	-	-	(5,700)	-	(5,700)

Net loss for the period	-	-	-	(32,531)	(32,531)

Balance, September 30, 2008	9,700,000	9,700	122,053	(32,531)	99,222

Capital stock issued for cash (Note 6) – at $0.01	240,000	240	2,625	-	2,865
Net loss for the period	-	-	-	(84,493)	(84,493)

Balance, June 30, 2009	9,940,000	$9,940	$124,678	$(117,024)	$17,594

SEE ACCOMPANYING NOTES

JEDEDIAH RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Stated in US Dollars)
(Unaudited)

Note 1	Basis of Presentation

While the information presented in the accompanying June 30. 2009 interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the Company’s September 30, 2008 audited financial statements.

Operating results for the nine months ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ending September 30, 2009.

Note 2
Nature of Operations

The Company was incorporated in the state of Nevada, United States of America on July 21, 2008.  The Company is an exploration stage company and was formed for the purpose of acquiring exploration and development stage mineral properties.  The Company’s year-end is September 30.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next 12 months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $117,024 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company will require additional financing in order to conduct its planned work programs on its mineral properties, meet its ongoing levels of corporate overhead and discharge its liabilities as they come due.  While the Company has been successful in securing financings in the past, there is no assurance that it will be able to do so in the future.  Accordingly these financial statements do not give effect to adjustments, if any, that would be necessary should the Company be unable to continue as a going concern.  If the going concern assumption was not used then the adjustments required to report the Company’s assets and liabilities on a liquidation basis could be material to these financial statements.

Jedediah Resources Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2009
(Stated in US Dollars)

Note 4
Summary of Significant Accounting Policies

Principles of Consolidation

Operating results for the nine months ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ending September 30, 2009.

These consolidated financial statements include the accounts of the Company and JRE Exploration Ltd., a wholly owned subsidiary incorporated in Canada on October 1, 2008.  All significant inter-company transactions and balances have been eliminated.

Newly Adopted Accounting Pronouncements

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

Newly Adopted Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). This standard replaces SFAS 141 and establishes principles and requirements for an acquirer, recognizesand measures in its financial statement the identifiable assets acquired and liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. This standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of this statement.

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

Jedediah Resources Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2009
(Stated in US Dollars)

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

Note 5	Related Party Transactions

As at June 30, 2009, accounts payable and accrued liabilities include $nil (September 30, 2008 - $100) due to the past president.

During the nine months ended June 30, 2009, the Company incurred $9,000 of management fees charged by the Company’s president.

Note 6	Capital Stock

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

Jedediah Resources Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2009
(Stated in US Dollars)

Note 6	Capital Stock – cont’d

c)  Issued – cont’d

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

a)
On October 1, 2008, the Company entered into a Corporate Management Services Agreement with a company wholly owned by the Company’s president for $1,000 per month plus expenses for services rendered.  On June 1, 2009, the Company terminated the October 1, 2008 agreement and entered into a new Corporate Management Services Agreement with a company wholly owned by the Company’s president for $1,000 per month plus expenses for services rendered.  The agreement may be terminated by either party upon 30 days written notice.

b)
On October 6, 2008, the Company’s wholly owned subsidiary, JRE Exploration Ltd. (“JRE”), entered into a property option agreement whereby JRE was granted an option to earn up to an 85% interest in one mineral claim (the “Bragg” claim) consisting of 594.1 hectares located in the Omineca Mining Division of British Columbia.  The option agreement is denominated in Canadian dollars.  Consideration for the option is cash payments totalling $7,909 (CDN$9,000) and aggregate exploration expenditures of $160,516 (CDN$186,000) as follows:

i)	Cash payments:

•	$1,850 (CDN$2,000) upon execution of the Option agreement (paid);
•	$1,731 (CDN$2,000) on or before October 31, 2009;
•	$4,328 (CDN$5,000) on or before October 31, 2010.

Jedediah Resources Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2009
(Stated in US Dollars)

Note 7	Commitments – cont’d

ii)
Exploration expenditures of $12,804 (CDN$15,000) on or before October 31, 2009, $23,767 (CDN$28,000) in aggregate on or before October 31, 2010; $160,516 (CDN$186,000) in aggregate on or before October 31, 2011.

Upon earning its 85% interest in the option, the Company shall enter into a joint venture agreement to develop and operate the property.

As at June 30, 2009, the Company had incurred, via the operator, exploration expenditures aggregating $16,157 (CDN$19,207).

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

Our business plan is to proceed with the exploration of the Bragg claim to determine whether there are commercially exploitable reserves of gold or other metals on the claim.  We intend to proceed with the exploration program as recommended by our consulting geologist.

Phase I of the exploration program consisted of on-site surface reconnaissance, mapping, sampling, and geochemical analyses. This phase of the program was initially estimated to cost approximately $13,050.  However, we ultimately spend $16,170 in exploration expenses to complete Phase I of the program, which was incurred in the nine months ended June 30, 2009.

Our exploration costs are paid in Canadian dollars. The cost overruns were primarily due to the short-lived but upward price volatility of the Canadian dollar versus the value of the US dollar which occurred during our exploration expenditures.

The field work of this phase is completed and we have received the Geological Summary Report which is under consideration by our board of directors at this time.  The final Geological Report of Phase I has cost us approximately $870. In the next 12 months, we also anticipate spending approximately $16,500 on administrative expenses, including fees payable in connection with complying with our SEC reporting obligations, and approximately $12,000 to Oro Enterprises Ltd.,( “Oro”) an Alberta corporation, and a company owned 100% by our President, Mr. Juvkam-Wold, in accordance with a Corporate Management Services Agreement between us and Oro.

Thus, total expenditures over the next 12 months (excluding expected exploration costs for phase II) are therefore expected to be approximately $28,500. We had $17,594 in working capital as of June 30, 2009. Within the next six months, the company must raise working capital to fund its ongoing operations.  The company is currently investigating a loan from a director, and raising funds through the issuance of securities.

Having received the Geological Summary Report, our board of directors, in consultation with our consulting geologist will assess whether to proceed with additional mineral exploration programs.  In making this determination to proceed with a further exploration, we will make an assessment as to whether the results of the initial program are sufficiently positive to enable us to proceed.  This assessment will include an evaluation of our cash reserves after the completion of the initial exploration, the price of minerals, and the market for the financing of mineral exploration projects at the time of our assessment.

In the event our board of directors, in consultation with our consulting geologist, chooses to conduct the Phase II mineral exploration program beyond the initial program, we have insufficient funding on hand to do so. We will require additional funding in order to undertake Phase II exploration costs on the Bragg claim and to cover all of our anticipated administrative expenses.

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

In the event the results of our initial exploration program prove not to be sufficiently positive to proceed with further exploration on the Bragg claim, we intend to seek out and acquire interests in additional mineral exploration properties which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities.  Presently, we have not given any consideration to the acquisition of other exploration properties because we have not yet analyzed the results of our initial exploration program.

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

Results of Operations for the Three and Nine Months Ended June 30, 2009 and Period from July 21, 2008 (Date of Inception) until June 30, 2009

We generated no revenue for the period from July 21, 2008 (Date of Inception) until June 30, 2009. We do not anticipate earning revenues until such time that we exercise our option and enter into commercial production of the Bragg Claim.  We have recently begun the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Bragg Claim, or if such resources are discovered, that we will enter into commercial production or if commercial production commences, that commercial production will be profitable.

We incurred operating expenses in the amount of $9,977 for the three months ended June 30, 2009. These operating expenses consisted primarily of accounting and audit expenses of $4,437, legal fees of $2,230, consulting fees of $4,000 and management fees of $3,000.  We incurred operating expenses in the amount of $84,493 for the nine months ended June 30, 2009. These operating expenses consisted primarily of accounting and audit expenses of $27,137, mineral property exploration payments of $16,157, legal fees of $22,433, consulting fees of $4,000, management fees of $9,000, and transfer agent and filing fees of $3,105.

We incurred operating expenses in the amount of $117,024 for the period from July 21, 2008 (Date of Inception) through June 30, 2009. These operating expenses consisted primarily of expenses for stock based compensation of $26,000, accounting and audit expenses of $27,887, legal fees of $25,945, mineral property exploration payments of $16,157, consulting fees of $4,000 and management fees of $11,234.

We anticipate our operating expenses will increase as we undertake our plan of operations.  The increase will be attributable to undertaking our geological exploration program and the professional fees that we will incur in connection with becoming a reporting company under the Securities Exchange Act of 1934.

We recorded a net loss of $9,977 for the three months ended June 30, 2009, $84,493 for the nine months ended June 30, 2009, and $117,024 for the period from July 21, 2008 (Date of Inception) until June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2009, we had total current assets of $17,663.  We had $69 in current liabilities as of June 30, 2009. Thus, we had working capital of $17,594 as of June 30, 2009.

Within the next twelve months, the company must raise working capital to fund its ongoing operations. The company is currently investigating a loan from a director, and raising funds through the issueance of securities.

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant exploration activities beyond those planned for the current fiscal year.  For these reasons, our auditors stated in their report to our audited financial statements for the period ended September 30, 2008 that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of June 30, 2009, there were no off balance sheet arrangements.

Going Concern

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations for the next fiscal year.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. At June 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $117,024 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company will require additional financing in order to conduct its planned work programs on its mineral properties, meet its ongoing levels of corporate overhead and discharge its liabilities as they come due.  While the Company has been successful in securing financings in the past, there is no assurance that it will be able to do so in the future.  Accordingly these financial statements do not give effect to adjustments, if any, that would be necessary should the Company be unable to continue as a going concern.  If the going concern assumption was not used then the adjustments required to report the Company’s assets and liabilities on a liquidation basis could be material to these financial statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Ola Juvkam-Wold. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures are effective, and as of June 30, 2009 our Board of Directors issued a Resoulution to adopt that same interal controls for the next fiscal quarter of the company.  There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009.
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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2009.

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

Jedediah Resources Corp.

Date:	August 5, 2009

By: /s/ Ola Juvkam-Wold Ola Juvkam-Wold Title: Chief Executive Officer and Director