Form 10-K
period 2009-09-30
JEDEDIAH RESOURCES CORP.
filed 2009-12-18
CIK 1442999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

	[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number: 333-156091

Jedediah Resources Corp.
(Exact name of registrant as specified in its charter)
Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 – 111, 5th Ave., S.W., Suite 304 Calgary, Alberta, Canada	T2P 3Y6
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (403) 481-9504
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]       No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]       No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]       No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  9,940,000 as of December 16, 2009.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	25

 PART I
Item 1.   Business

Business of Company

We are an exploration and development stage company that intends to engage in the exploration and development of mineral properties.  We have acquired an option to obtain an 85% interest in a mineral claim that we refer to as the Bragg Claim. Exploration of this mineral claim is required before a final determination as to its viability can be made.

Location and Access

The Bragg Claim is located approximately 78 miles north by north-west of the central British Columbia city of Prince George, approximately 25 miles south of the town of McKenzie and approximately 5 miles west of the hamlet of McLeod Lake. Access to the property is by way of logging roads, extending north and west from McLeod Lake. Prior to logging, access was by way of helicopter only.

MACKENZIE
BRAGG CLAIMS
SMITHERS
PRINCE GEORGE
N
Takla Landing
Fort Babine
Babine Lake
Smithers Landing
Granisle
Topley Landing
Houston
Burns Lake
Fort Fraser
Vanderhoof
Summit Lake
Prince George
Red Rock
Stoner
British Columbia
McLeod Lake
Carp Lake
Kennedy
30 km
GPS Map Detail

Physiography and Vegetation

The area lies between approximately 2,400 feet and 3,000 feet of elevation. The climate is typical of the interior of British Columbia with long cold winters and moderate to warm summers. Geological field work can be accomplished from May to October, but snow may hamper winter work.

Property Option Agreement

The Bragg Claim is held 100% by Mr. Donald Bragg. The claim, Tenure # 593568, covers approximately 594 hectares. The entire area enclosed by the mineral claim is approximately 1,467 acres, or approximately 2.3 square miles. The claim is in good standing with the Province of British Columbia until January 31, 2011.

In order to extend the expiry dates of a mineral claim, the British Columbia government requires either (1) completion of exploration work on the mineral claim valued at an amount stipulated by the government and the payment of a filing fee; or (2) payment to the Province of British Columbia an amount equal to the combined value of the exploration work stipulated and the filing fee in lieu of completing exploration work.  When exploration work valued at an amount stipulated by the government is completed and a filing fee is remitted to the Province of British Columbia, the expiry dates of the mineral claim can be extended for a maximum of 10 additional years.  In the event that no exploration work is completed and a filing fee is paid to the Province of British Columbia in lieu of completing exploration work, the expiry dates of the mineral claim can be extended for a maximum of only one additional year each year.

Under the terms of the Property Option Agreement (“POA”) between Mr. Donald Bragg, Opal Resources Canada Ltd. (an unrelated company controlled by Robert Yorke-Hardy), and JRE, our wholly owned mining exploration subsidiary, we acquired an option to acquire an 85% interest in the Bragg Claim. We and Mr. Bragg also contracted with Opal to conduct and oversee all facets of the exploration programs to be conducted on the claim.

Under that Agreement, we paid Mr. Bragg an initial sum of CDN$1 to acquire the option and are required to make the following payments in order to exercise that option: $1,850 (CDN$2,000) upon the execution of the POA (which we have paid), $1,842 (CDN$2,000) prior to October 31, 2009 (for which a promissory note was issued on October 31, 2009), and an additional $4,606 (CDN$5,000) prior to October 31, 2010.  In addition, we must incur the following amounts in exploration expenditures in order to exercise our option: an aggregate of $12,804 (CDN$15,000) prior to October 31, 2009; an aggregate of $24,256 (CDN$28,000) prior to October 31, 2010; and an aggregate of $169,790 (CDN$186,000) prior to October 31, 2011.  We can exercise our option at any time prior to October 31, 2011 if we complete aggregate payments of $8,298 (CDN$9,000) to Mr. Bragg and incur an aggregate of $169,790 (CDN$186,000) in exploration expenses on the Bragg Claim.

We will either satisfy the payment terms of the Property Option Agreement in the time frame provided, thereby resulting in us exercising this option or we will fail to satisfy the payment terms and be in default of the Property Option Agreement.  If we are in default of the Property Option Agreement, the optionor can terminate Property Option Agreement if we fail to cure any default within 45 days after the receipt of notice of default.  Our option will expire if we are in default of the Property Option Agreement and fail to cure any default within 45 days after the receipt of notice of default.

Under the Property Option Agreement, we will acquire an 85% interest in the Bragg Claim and Mr. Bragg will hold the remaining 15% interest if we exercise our option. Opal is the operator of the Bragg Claim. Mr. Bragg is the owner and optionor of the mineral claim and he is responsible for maintaining the mineral claim in good standing with the B.C. Mineral Titles Branch. Opal is responsible for conducting the exploration activities on the property in accordance with the B.P Price Geological Consultants Ltd. Geological Report dated October 3, 2008.  Between research, mobilization, demobilization and a site visit, Opal is expected to expend one to two weeks for the first year exploration phase and additional one to two weeks during the second year exploration phase. The amount of Opal’s time required past these phases cannot be determined at this time.

Joint Venture

Opal has completed the fieldwork required for the first phase of our mineral exploration program. We have received the Geological Summary Report which is under consideration by our board of directors at this time.

Upon the completion of both the first and second year exploration phases, we intend to request that our Geological Consultants review the results of the exploration program and report back to us with recommendations, if any, with regard to further exploration programs. Further phases beyond the first and second year of our exploration program will be dependent upon a number of factors such as our Geological Consultant’s recommendations and our available funds.

In the event that we exercise our option, the Property Option Agreement requires that we, and a sole purpose company to be formed by Mr. Donald Bragg, will enter into a formalized joint venture. We have not entered into such an agreement at the present time and the terms discussed herein are a discussion of the expected terms of such proposed joint venture agreement. We intend to continue to contract with Opal to oversee and conduct mining operations. In the event that Opal chooses not remain the operator of the Bragg Claim, and provided that our board of directors and our consulting geological firm favor further exploration, we intend to seek out a candidate with similar qualifications to those of Opal and contract with such persons or parties.

The purpose of the proposed joint venture will be to further explore the property containing the Bragg Claim with the eventual goal of putting the property into commercial production should both a feasibility report recommending commercial production be obtained and a decision to commence commercial production be made. The feasibility report refers to a detailed written report of the results of a comprehensive study on the economic feasibility of placing the property or a portion of the property into commercial production. It is possible that results may be positive from the exploration program, but not sufficiently positive to warrant proceeding at a particular point in time. World prices for minerals may dictate not proceeding.  Due to the fluctuation in the prices for minerals, it is also possible that mineral exploration ventures may not be profitable, resulting in our inability to attract funding from investors to finance further exploration.

Under the terms of the proposed joint venture agreement, we expect that both parties will agree to associate and participate in a single purpose joint venture to carry out the project. Beneficial ownership of the property will remain in each party’s name proportional to its respective interest.  Subsequent to the initial exploration program costs that we will bear, future costs are to be met by each party in proportion to its interest.

If we exercise our option and the joint venture is formed, our initial interest in the joint venture shall be 85% and Bragg’s company to be formed, which we refer to as “Braggco,” will be 15%. The interest of each party may be reduced and the other party’s interest increased by an amount equal to the share of the exploration costs they would be obliged to pay. If the interest of either us or Braggco is reduced to less than 5%, then that party will be deemed to have assigned their interest to the other party, and their sole remuneration and benefit from the proposed joint venture agreement will be a Royalty equal to 2½% of the net profits. The respective interest of each party in the joint venture could be increased or decreased from time to time if any or all of the following events occur: (1) a party fails to pay its proportionate share of the costs; (2) a party elects not to participate in the program, and/or; (3) a party elects to pay less than its proportionate share of the costs for a program. If these terms operate to cause a party’s interest in the Bragg Claim to be reduced to 5% or less, that party will assign and convey its interest to the other party and will receive a royalty equal to 2.5 % of the net profits of production.

The Property Option Agreement provides that Opal as the initial operator will have the same rights, duties, and responsibilities in the event that he was the operator under the proposed Joint Venture Agreement.

The operator has the full right, power and authority to do everything necessary or desirable to carry out a program and the project and to determine the manner of exploration of the property. A management committee consisting of one representative of each party will oversee the operator and manage or supervise the management of the business and affairs of the joint venture. Each representative may cast that number of votes that is equal to that party’s interest. A simple majority of the management committee prevails and the management committee’s decisions made in accordance with the proposed joint venture agreement are binding on all parties. The proposed Joint Venture Agreement contemplates that the agreement will stay in effect for so long as any part of the property or project is held in accordance with the agreement, unless earlier terminated by agreement of all parties.

Geological Report

We selected the Bragg mineral property based upon a geological report prepared by our geological consultant’s firm. The report, authored by Barry Price, M.Sc., P.Geo. recommends that we launch an initial exploration program on the Bragg Claim stated to cost us approximately $13,050 (CDN$15,000) for Phase I (first year) of the exploration program, $11,300 (CDN$13,000) for Phase II (second year), and $137,400 (CDN$158,000) for Phase III (third year). The terms of the Property Option Agreement require us to incur an aggregate of $169,790 in mineral exploration expenses on the Bragg Claim prior to October 31, 2011.

We have engaged the services of B.J. Price Geological Consultants Inc. as our consulting geologist’s firm. Mr. Barry Price M.Sc. P.Geo., of that firm has prepared a Geological Report on the Bragg Claim. Upon the conclusion of both our first and second year exploration programs, we will engage the services of our consulting geologist to review the findings of exploration on the Bragg Mineral Claim and to make recommendations, if any, with regard to future exploration programs.

Mr. Barry J. Price, the principal officer and director of B.J. Price Geological Consultants Inc., is a graduate of the University of British Columbia where he obtained a B.Sc. Degree in Honors Geology in 1965 and subsequently obtained a Master of Science degree in Economic Geology from the University of British Columbia in 1972. He is a member of the Association of Professional Engineers and Geoscientists of British Columbia. He has practiced his profession continuously since 1972.

The property that is the subject of the Bragg Claim is undeveloped and does not contain any open-pit or underground mines which can be rehabilitated. There is no commercial production plant or equipment located on the property that is the subject of the mineral claim. There is no power supply to the mineral claim.

Opal has completed the fieldwork required for the first phase of our mineral exploration program. We have received the Geological Summary Report which is under consideration by our board of directors at this time. Our exploration program is exploratory in nature and there is no assurance that mineral reserves will be found.

Bragg Mineral Claim

The Bragg Claim is located within the Omineca Mining Division of British Columbia, and is located at geographic coordinates Latitude: 55 deg 55’54”N, and Longitude: 123 deg 12’00”W. It is located on the N.E. side of Des Creek above its confluence with the McLeod River and approximately 5 miles west of the McLeod Lake settlement on the John Hart Highway (B.C. route 97).

There is no electrical power in the vicinity of the mineral claim. Logistically the area is remote. Some supplies are available at McLeod Lake where there is a gas station and restaurant. Major supplies and services are available in the village of McKenzie or the city of Prince George

The Province of British Columbia owns the land covered by the Bragg Claim. Currently, we are not aware of any native land claim that might affect the title to the mineral claim or to British Columbia’s title of the property. Although we are unaware of any situation that would threaten this claim, it is possible that a native land claim could be made in the future. The federal and provincial government policy at this time is to consult with all potentially affected native bands and other stakeholders in the area of any potential commercial production. If we should encounter a situation where a native person or group claims an interest in the Bragg Claim, we may choose to provide compensation to the affected party in order to continue with our exploration work, or if such an option is not available, we may have to relinquish any interest that we hold in these claim.

As owner, it is Donald Bragg’s responsibility to keep the Bragg Claim in good standing with the Province of British Columbia. Prior to the expiry dates, Mr. Bragg plans to file for an extension of the Bragg Claim. In order to extend the expiry dates of a mineral claim, the government requires either (1) completion of exploration work on the mineral claim valued at an amount stipulated by the government and the payment of a filing fee; or (2) payment to the Province of British Columbia in lieu of completing exploration work. Currently, an exploration work value of approximately $2,067 is required during each of the first three years after the Bragg Claim was acquired and an exploration work value of approximately $4,133 is required in subsequent years. In addition, we must pay a cash reporting fee of $0.14 per acre every time a report is filed.  For example, exploration expenditures on the Bragg claim must be completed and filed with the Province in the amount of approximately $2,067 by January 31, 2009 plus a filing fee of approximately $207 or this entire amount must be paid to the Province of British Columbia by January 31, 2009. Similarly, with regard to the Bragg Claim, exploration expenditures in the same amounts plus the annual filing fee of $207 as above must be completed and filed with the Province by the corresponding dates in 2010 and in 2011 or this amount must be paid to the province by those corresponding dates.  A maximum of ten years of work credit may be filed on a claim.  Incurring our planned total of $161,750 in exploration expenses through exploration Phase I, Phase II and Phase III will result in an extension of the expiry dates of the mineral claim for the maximum of 10 additional years provided that a report and filing fee of approximately $207 is remitted to the Province of British Columbia.  In the event that no exploration work is completed and a filing fee is paid to the Province of British Columbia in lieu of completing exploration work, the expiry dates of the mineral claim can be extended only for one additional year on an annual basis into perpetuity.  If the required exploration work expenditure is not completed and filed with the Province in any year or if a payment is not made to the Province of British Columbia in lieu of the required work within this year, the mineral claim will lapse and title with revert to the Province of British Columbia.

Recommendations of Our Consulting Geologist

In order to evaluate the exploration potential of the Bragg claim, our consulting geologist has recommended that the property be thoroughly mapped and prospected.  The primary goal of the exploration program is to identify sites for additional mineral exploration.  Below is the suggested exploration budget.

Phase 1

DESCRIPTION	DETAILS	COST
Preparation of Base Maps, Air photos		$870
Prospector, Sampler	2 men x 5 days x $350	3,500
Vehicle, Food Lodging		870
Sample analysis, soils, rocks	50 soils, 20 rocks	2,600
Magnetic traverses		440
Freight		170
Telephone, computer, radios		260
File work on claims		2,600
Subtotal		11,310
Contingency & Taxes		1,740
GRAND TOTAL		$13,050

Phase 2

DESCRIPTION	DETAILS	COST
Permits		870
Prospector, Sampler	2 men x 5 days x $260	2,600
Vehicle, Food Lodging		870
Sample analysis, soils, rocks	50 rocks	870
Magnetic survey, VLF EM		2,600
Freight		170
Telephone, computer, radios		260
File work on claims, Geological report		870
Subtotal		9,110
Contingency & Taxes		2,190
GRAND TOTAL		$11,300

Phase 3

DESCRIPTION	DETAILS	COST
Permits		4,350
Geologist and assistant	2 men x 20 days x $435	17,400
Vehicle, food, lodging		3,480
Diamond drilling	3 holes x 770 feet x $37 per foot	86,090
Sample analyses	100 samples x $65	6,500
Freight		170
Telephone, computer, radios		260
File work on claims, Geological report		870
Subtotal		119,120
Contingency & Taxes		18,280
GRAND TOTAL		$137,400

Phase I of the exploration program consisted of on-site surface reconnaissance, mapping, sampling, and geochemical analyses. This phase of the program was initially estimated to cost approximately $13,050.  However, we ultimately spent $16,157 (CDN$19,207) in exploration expenses to complete Phase I of the program, which was incurred in the year ended September 30, 2009.

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

Competition

The mineral exploration industry, in general, is intensely competitive and even if commercial quantities of reserves are discovered, a ready market may not exist for the sale of the reserves.

Most companies operating in this industry are more established and have greater resources to engage in the production of mineral claims.  We were incorporated on July 21, 2008 and our operations are not well-established.  Our resources at the present time are limited.  We may exhaust all of our resources and be unable to complete full exploration of the Bragg Claim.  There is also significant competition to retain qualified personnel to assist in conducting mineral exploration activities.   If a commercially viable deposit is found to exist and we are unable to retain additional qualified personnel, we may be unable to enter into production and achieve profitable operations.  These factors set forth above could inhibit our ability to compete with other companies in the industry and enter into production of the mineral claim if a commercial viable deposit is found to exist.

Numerous factors beyond our control may affect the marketability of any substances discovered.  These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection.  The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital.

Compliance with Government Regulation

If we progress to the production phase, production of minerals in the Province of British Columbia will require prior approval of applicable governmental regulatory agencies. We cannot be certain that such approvals will be obtained.  The cost and delay involved in attempting to obtain such approvals cannot be known in advance.

The main agency that governs the exploration of minerals in the Province of British Columbia, Canada, is the Ministry of Energy and Mines.

The Ministry of Energy and Mines manages the development of British Columbia's mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to JRE is the Mineral Tenure Act, which is administered by the Mineral Titles Branch of the Ministry of Energy and Mines. The initial phase of our exploration program will consist of the assay analysis of rock samples and a geological ground survey. The practice in British Columbia under this act has been to request permission for such a program in a letter to the B.C. Ministry of Energy and Mines. Permission is usually granted within one week. Should the Phase II exploration program be undertaken, it would be intended to refine information garnered in the first phase employing the same methods of exploration.

The B.C. Ministry of Energy and Mines administers the Mines Act, the Health, Safety and Reclamation Code, and the Mineral Exploration Code. Ongoing exploration programs likely will be expanded to include activities such as line cutting, machine trenching and drilling. In such circumstance, a reclamation deposit is usually required in the amount of $3,000 to $5,000. The process of requesting permission and posting the deposit usually takes about 2 weeks. The deposit is refundable upon a Ministry of Energy and Mines inspector’s determination that the exploration program has resulted in no appreciable disturbance to the environment.

The Mineral Tenure Act and its regulations govern the procedures involved in the location, recording and maintenance of mineral and placer titles in British Columbia.  The Mineral Tenure Act also governs the issuance of mining leases, which are long term entitlements to minerals, designed as production tenures. At this phase in the process, a baseline environmental study would have to be produced. Such a study could take many months and cost in excess of $100,000.

All mineral exploration activities carried out on a mineral claim or mining lease in British Columbia must be in compliance with the Mines Act.  The Mines Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. Additionally, the provisions of the Health, Safety and Reclamation Code for mines in British Columbia contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision.  Also, the Mineral Exploration Code contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program.  If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the Ministry of Forests.  Items such as waste approvals may be required from the Ministry of Environment, Lands and Parks if the proposed exploration activities are significantly large enough to warrant them.

We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken.  Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible.  Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities.  Environmental remediation refers to the physical activity of taking steps to remediate, or remedy any environmental damage caused such as refilling trenches after sampling or cleaning up fuel spills.  Our initial exploration program does not require any reclamation or remediation because of minimal disturbance to the ground.  The amount of these costs is not known at this time because we do not know the extent of the exploration program we will undertake, beyond completion of the recommended exploration phases described above, or if we will enter into production on the property. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potentially commercially-viable deposit is discovered.

Employees

We have no employees as of the date of this prospectus other than our president and CEO, Mr. Juvkam-Wold. We conduct our business largely through agreements with consultants and other independent third party vendors. We do not anticipate hiring additional employees over the next twelve months.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws during the exploratory phases of our operations.

Subsidiaries

We do not have any subsidiaries other than JRE Exploration Ltd.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

The description of our mineral claims is above under the section entitled “Business.”

Our principal offices are located at 100 – 111, 5th Ave., S.W., Suite 304, Calgary, Alberta, Canada.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fourth quarter ended September 30, 2009.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “JEDE.OB.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending September 30, 2009
Quarter Ended	High $	Low $
September 30, 2009	N/A	N/A
June 30, 2009	N/A	N/A
March 31, 2009	N/A	N/A
December 31, 2008	N/A	N/A

Fiscal Year Ending September 30, 2008
Quarter Ended	High $	Low $
September 30, 2008	N/A	N/A
June 30, 2008	N/A	N/A
March 31, 2008	N/A	N/A
December 31, 2007	N/A	N/A

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of September 30, 2009, we had 9,940,000 shares of our common stock issued and outstanding, held by 41 shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Year Ended September 30, 2009 and for the periods from inception (July 21, 2008) to September 30, 2008 and 2009.

We have not earned any revenues since our inception.

Since 2008 is only a stub period, comparison of 2009 to 2008 will be meaningless.

Our operating expenses for the year ended September 30, 2009 were $97,238, which consisted mainly of accounting and audit fees in the amount of $31,895, legal fees in the amount of $27,064, mineral property exploration costs of $16,157, and management fees in the amount of $12,000.  Our operating expenses for the period from inception (July 21, 2008) through September 30, 2009 were $129,769, which consisted mainly of accounting and audit fees in the amount of $32,645, legal fees in the amount of $30,576, stock based compensation in the amount of $26,000, mineral property exploration costs of $16,157, and management fees in the amount of $14,234.

We had a net loss of $97,238 for the year ended September 30, 2009 and a net loss of $129,769 for the period from inception (July 21, 2008) to September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2009, we had total current assets of $7,224. Our total current liabilities as of September 30, 2009 were $2,375.  Thus, we have working capital of $4,849 as of September 30, 2009.

Operating activities used $101,394 in cash for the period from inception (July 21, 2008) to September 30, 2009. Our net loss of $129,769 was the primary negative component of our operating cash flow, offset by stock based compensation in the amount of $26,000. Cash flows provided by financing activities during the period from inception (July 21, 2008) to September 30, 2009 consisted of $108,618 as $163,618 in proceeds from the issuance of common stock, offset by $55,000 of capital stock that was returned to treasury.

In the event our board of directors, in consultation with our consulting geologist, chooses to conduct the Phase II mineral exploration program beyond the initial program, we have insufficient funding on hand to do so. We will require additional funding through private placements in order to undertake Phase II exploration costs on the Bragg claim and to cover all of our anticipated administrative expenses.

Phase II would entail permits, further sampling and geochemical analyses based on the outcome of the Phase I exploration program.  The Phase II program will cost approximately $11,300.  We anticipate commencing this phase in the Spring of 2010.

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations for our next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. At September 30, 2009, we have working capital which will not be sufficient to sustain operations and conduct exploration activities over the next twelve months. We have yet to achieve profitable operations, have accumulated losses of $129,769 since its inception and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet our obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all. Our independent auditors included an explanatory paragraph in their auditors' report as a result of substantial doubt in the Company's ability to continue as a going concern.

Off Balance Sheet Arrangements

As of September 30, 2009, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial
   Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ended September 30, 2009.

Item 9A(T).  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being September 30, 2009. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our President and Chief Executive Officer, to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Based upon that evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2009 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2009, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2010: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Item 9B.   Other Information

None
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of September 30, 2009 and their present positions.

Name	Age	Position(s) and Office(s) Held
Ola Juvkam-Wold	68	President, Chief Executive Officer, Chief Financial Officer, and Director

Set forth below is a brief description of the background and business experience of executive officers and directors.

Ola Juvkam-Wold.  Mr. Juvkam-Wold is our CEO, CFO, President, Secretary, Treasurer and sole director. Mr. Juvkam-Wold has extensive business experience in the fields of Oil and Gas Exploration and Operations, Information Technology and in the financing of Research and Development Projects. He has been retired for over 5 years.

Mr. Juvkam-Wold was born in Norway and was schooled in Norway, Venezuela, Barbados, and Canada. He holds a BSc. in Chemical Engineering from the University of Alberta.

Directors

Our bylaws authorize no less than one (1) director.  We currently have one Director.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past five years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President and director, Ola Juvkam-Wold, at the address appearing on the first page of this annual report.

Code of Ethics

September 30, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended September 30, 2009 and the period from July 21, 2008(Date of Inception) to September 30, 2008.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Trevor Warrener, former officer and director	2009 2008	2,234	0	0	0	0	0	0	0 2,234
Ola Juvkam-Wold, CEO, CFO, President, Secretary-Treasurer	2009* 2008	0	0	26,000	0	0	0	0	0 26,000

                 *See Narrative disclosure below.

Narrative Disclosure to the Summary Compensation Table

Our named executive officer receives $1,000 per month through his company Oro Enterprises Ltd. with respect to a Corporate Management Service Agreement with our company. In addition he is entitled to be reimbursed for expenses incurred on behalf of the company.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Ola Juvkam-Wold	-	-	-	-	-	-	-	-	-

Compensation of Directors

The table below summarizes all compensation of our directors as of September 30, 2009.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ola Juvkam-Wold	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Stock Option Plans

We did not have a stock option plan in place as of September 30, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
    Stockholder Matters

The following table sets forth, as of September 30, 2008, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 9,940,000 shares of common stock issued and outstanding on September 30, 2008.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class*

Common	Ola Juvkam-Wold 307 - 15th Street, N.W., Calgary, Alberta	5,500,000	55.33%

Common	Total all executive officers and directors	5,500,000	55.33%

Common	5% Shareholders
	None

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

The persons named above have full voting and investment power with respect to the shares indicated.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as follows, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

Our named executive officer receives $1,000 per month through his company Oro Enterprises Ltd. with respect to a Corporate Management Service Agreement with our company. In addition he is entitled to be reimbursed for expenses incurred on behalf of the company.

As of the date of this annual report, our common stock is traded on the OTC Bulletin Board (the “Bulletin Board”).  The Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended September 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2009	$9,904	$0	$0	$0
2008	$13,869	$0	$1,575	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated BalaBalance Sheets as of September 30, 2009 and 2008
F-3	Statements of Operations for the Year Ended September 30, 2009 and periods from inception (July 21, 2008) to September 30, 2009 and 2008
F-4	Statements of Cash Flows for the Year Ended September 30, 2009 and periods from inception (July 21, 2008) to September 30, 2009 and 2008
F-5	Statement of Stockholders’ Equity for period from inception (July 21, 2008) to September 30, 2009
F-6	Notes to Consolidated Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registration Statement on Form S-1 filed on December 12, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Jedediah Resources Corp.

By:	/s/Ola Juvkam-Wold
Ola Juvkam-Wold President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
December 16, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/Ola Juvkam-Wold
Ola Juvkam-Wold President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
December 16, 2009

BDO Dunwoody LLP
Chartered Accountants

                                                         Vancouver, BC, Canada V6C 2T7
                                                      Telephone:  (604) 689-0188
                                                            Fax:  (604) 689-9773

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Jedediah Resources Corp.
 (An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Jedediah Resources Corp. (the “Company”) (An Exploration Stage Company) and its subsidiary as of September 30, 2009 and 2008 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders' equity for the year ended September 30, 2009, the period from July 21, 2008 (Date of Inception) to September 30, 2008 and for the period from July 21, 2008 (Date of Inception) to September 30, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jedediah Resources Corp. and its subsidiary as of September 30, 2009 and 2008 and the results of their operations and their cash flows for the year ended September 30, 2009, the period from July 21, 2008 (Date of Inception) to September 30, 2008 and for the period from July 18, 2008 (Date of Inception) to September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the exploration stage, has working capital which will not be sufficient to sustain operations over the next twelve months, has yet to achieve profitable operations, has accumulated losses since its inception and expects to incur further losses in the development of its business  These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(signed) “BDO Dunwoody LLP”

Chartered Accountants

Vancouver, Canada
December 16, 2009

BDO Dunwoody LLP is a Limited Liability Partnership registered in Ontario

JEDEDIAH RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
September 30, 2009 and 2008
(Stated in US Dollars)

		September 30,	September 30,
ASSET		2009	2008

Current
Cash		$7,224	$103,584

LIABILITY

Current
Accounts payable and accrued liabilities – Note 4		$2,375	$4,362

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value
10,000,000	shares authorized, none outstanding
Common stock, $0.001 par value – Notes 4 and 5
90,000,000	shares authorized
	9,940,000 (2008:- 9,700,000) shares issued	9,940	9,700
Additional paid in capital		124,678	122,053
Deficit accumulated during the exploration stage		(129,769)	(32,531)

		4,849	99,222

		$7,224	$103,584

Nature of Operations and Ability to Continue as a Going Concern – Note 1
Commitments - Note 7
Subsequent Events – Note 8

SEE ACCOMPANYING NOTES

JEDEDIAH RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the year ended September 30, 2009,
the period July 21, 2008 (Date of Inception) to September 30, 2008
 and the period July 21, 2008 (Date of Inception) to September 30, 2009
(Stated in US Dollars)

			Cumulative
		July 21,	July 21,
		2008	2008
		(Date of	(Date of
	Year Ended	Inception) to	Inception) to
	September 30,	September 30,	September 30,
	2009	2008	2009
Expenses
Accounting and audit fees	$31,895	$750	$32,645
Bank charges	335	35	370
Consulting fees	4,000	-	4,000
Foreign exchange	262	-	262
Legal fees	27,064	3,512	30,576
Management fees – Note 4	12,000	2,234	14,234
Mineral property option costs	1,850	-	1,850
Mineral property exploration costs	16,157	-	16,157
Stock based compensation - Note 4	-	26,000	26,000
Transfer agent and filing fees	3,405	-	3,405
Travel	270	-	270

Net loss and Comprehensive Loss for the period	$(97,238)	$(32,531)	$(129,769)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	9,920,932	4,087,042

SEE ACCOMPANYING NOTES

JEDEDIAH RESOURCES CORP.
(An Exploration Stage Company)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
for the year ended September 30, 2009,
the period July 21, 2008 (Date of Inception) to September 30, 2008
 and the period July 21, 2008 (Date of Inception) to September 30, 2009
(Stated in US Dollars)

			Cumulative
		July 21,	July 21,
		2008	2008
		(Date of	(Date of
	Year Ended	Inception) to	Inception) to
	September 30,	September 30,	September 30,
	2009	2008	2009

Cash Flows used in Operating Activities
Net loss for the period	$(97,238)	$(32,531)	$(129,769)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	26,000	26,000
Change in non-cash working capital item:
Accounts payable and accrued liabilities	(1,987)	4,362	2,375

Net cash used in operating activities	(99,225)	(2,169)	(101,394)

Cash Flows provided by Financing Activities
Capital stock issued	2,865	160,753	163,618
Capital stock returned to treasury - Note 5	-	(55,000)	(55,000)

Net cash provided by financing activity	2,865	105,753	108,618

Increase (decrease) in cash during the period	(96,360)	103,584	7,224

Cash, beginning of the period	103,584	-	-

Cash, end of the period	$7,224	$103,584	$7,224

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SEE ACCOMPANYING NOTES

JEDEDIAH RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
for the period from July 21, 2008 (Date of Inception) to September 30, 2009
(Stated in US Dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid In	Exploration
	Number	Amount	Capital	Stage	Total

Capital stock issued for cash – at $0.01	5,500,000	$5,500	$49,500	$-	$55,000
Capital stock returned to treasury for cancellation on rescission of subscription (Note 4)	(5,500,000)	(5,500)	(49,500)	-	(55,000)

Capital stock issued for cash – at $0.0095	5,500,000	5,500	46,746	-	52,246
Stock-based compensation for shares issued on discount (Note 5)	-	-	26,000	-	26,000

Capital stock issued for cash – at $0.014	4,200,000	4,200	55,007	-	59,207
Less: commission	-	-	(5,700)	-	(5,700)

Net loss for the period	-	-	-	(32,531)	(32,531)

Balance September 30, 2008	9,700,000	9,700	$122,053	(32,531)	99,222

Capital stock issued for cash – at $0.01	240,000	240	2,625	-	2,865
Net loss for the year	-	-	-	(97,238)	(97,238)

Balance September 30, 2009	9,940,000	$9,940	$124,678	$(129,769)	$4,849

SEE ACCOMPANYING NOTES

JEDEDIAH RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008
(Stated in US Dollars)

Note 1	Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the state of Nevada, United States of America on July 21, 2008.  The Company is an exploration stage company and was formed for the purpose of acquiring exploration and development stage mineral properties.  The Company’s year-end is September 30.

During the year, the Company’s subsidiary acquired a mineral claim located in British Columbia, Canada.  The Company intends on exploring its mineral property and has not yet determined the existence of economically recoverable reserves.  The recoverability of amounts incurred on its mineral property is dependent upon the existence of economically recoverable reserves in the property, confirmation of the Company’s interest in the underlying mineral claims, the ability of the Company to obtain the necessary financing to complete their development, and the attainment and maintenance of future profitable production or disposition thereof.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2009, the Company has working capital which will not be sufficient to sustain operations and conduct exploration activities over the next twelve months. The Company has yet to achieve profitable operations, has accumulated losses of $129,769 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

Note 2                 Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are stated in US dollars.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

Jedediah Resources Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars) – Page 2

Note 2              Summary of Significant Accounting Policies – (cont’d)

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and JRE Exploration Ltd.,  (“JRE”) a wholly owned subsidiary incorporated in Canada on October 1, 2008.  All significant inter-company transactions and balances have been eliminated.

Exploration Stage Company

The Company is an exploration stage company. All losses accumulated since inception have been considered as part of the Company’s exploration stage activities.

Cash

Cash consists of all highly liquid investments that are readily convertible to cash within 90 days when purchased.

Mineral Property

Costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) .

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Accumulated Other Comprehensive Income account in Stockholder’s Equity, if applicable.  Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses are included in the Statement of Operations and Comprehensive Loss.

Jedediah Resources Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars) – Page 3

Note 2             Summary of Significant Accounting Policies – (cont’d)

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect of a change in tax rules on deferred tax assets and liabilities is recognized in operations in the year of change. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

Stock-based Compensation

The Company is required to record compensation expense, based on the fair value of the awareds, for all awards granted after the date of the adoption.

Basic and Diluted Loss Per Share

Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Fully diluted earnings (loss) per share are computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.  As there are no common stock equivalents outstanding, diluted and basic loss per share are the same.
Comprehensive Income

The Company is required to report comprehensive income, which includes net loss as well as changes in equity from non-owner sources.

Jedediah Resources Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars) – Page 4

Note 2            Summary of Significant Accounting Policies – (cont’d)

Newly Adopted Accounting Pronouncements

In December 2007, the FASB issued guidance for Business Combinations, which establishes the principles and requirements for an acquirer, recognizes and measures in its financial statement the identifiable assets acquired and liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. This standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.

The adoption of this statement did not have a material effect on the Company’s future reported financial position or results of operations.

In March 2008, the FASB issued guidance, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations.

In May 2009, the FASB issued guidance, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted the standard on July 1, 2009. Adoption of this Statement did not impact the Company’s financial statements other than the required additional disclosures.

Newly Issued Accounting Pronouncements

In December 2007, the FASB issued guidance, which establish accounting and reporting standards for a non-controlling interest in a subsidiary and for deconsolidation of a subsidiary. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard may not be applied before that date.  The Company is assessing the effect that the implementation of this new standard will have on the financial statements.

Jedediah Resources Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars) – Page  5

Note 2	Summary of Significant Accounting Policies – (cont’d)

Newly Issued Accounting Pronouncements – (cont’d)

In June 2009, the FASB issued the FASB Accountings Standards Codification (“Codification”) establishing the sole source of authoritative U.S. generally accepted accounting principles (“GAAP”) and that rules and interpretive releases of the SEC will also be sources of authoritative GAAP for SEC registrants. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates.

On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company has adopted this standard in the current year.

In June 2008, the FASB issued guidance, which outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This guidance is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The cumulative effect of applying this guidance will be reported as an adjustment to the opening balance of retained earnings in the period of adoption. The Company does not expect the implementation of this new standard will have on the financial statements.

In June 2009 the FASB issued guidance to improve financial reporting by enterprises involved with variable interest entities.  The Board undertook this project to address (1) the effects on certain provisions of Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept as noted in Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of previously issued FASB Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company is assessing the effect that the implementation of this new standard, if any, will have on the financial statements.

Jedediah Resources Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars) – Page 6

Note 2	Summary of Significant Accounting Policies – (cont’d)

Newly Issued Accounting Pronouncements – (cont’d)

In June 2009 the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (pending integration to the ASC).  The objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The Board undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors

This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company is assessing the effect that the implementation of this new standard will have on the financial statements.

Note 3	Financial Instruments

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs is expanded.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Jedediah Resources Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars) – Page 7

Note 3	Financial Instruments – (cont’d)

Level 2 – inputs are based upon significant observable inputs other than quoted prices included in Level 1, such as quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The carrying value of the Company’s financial assets and liabilities which consist of cash, and accounts payable and accrued liabilities, in management’s opinion approximate their fair value due to the short maturity of such instruments.  There financial assets and liabilities are valued using level 1 inputs. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Note 4	Related Party Transactions – Notes 5 and 7

On August 5, 2008, the Company’s president subscribed for 5,500,000 common shares at $0.01 per share for aggregate proceeds of $55,000.  The subscription agreement permitted the Company to accept US$55,000 or CDN$55,000 in full settlement of the share subscription.  The share subscription was settled in Canadian dollars.  The shares were issued and outstanding in the minute book of the Company.  On September 22, 2008, the incumbent president resigned as both an officer and director, and a new president and director was appointed.  At the request of the departing president, the Company’s board of directors rescinded his share subscription for 5,500,000 common shares and repaid the subscription proceeds of CDN$55,000.

On September 22, 2008, the Company’s new president subscribed for 5,500,000 common shares at $0.0095 (CDN$0.01) per share for total proceeds of $52,246 (CDN$55,000).  The subscription agreement permitted the Company to accept US$55,000 or CDN$55,000 in full settlement of the share subscription.  The share subscription was settled in Canadian dollars.  The Company recorded compensation expense of $26,000 for the issuance of these shares based on the excess of the fair value of the shares over the consideration received for these shares.

During the year ended September 30, 2009, the Company incurred $12,000 (2008 – nil) of management fees charged by the president of the Company and $nil (2008 - $2,234) of management fees charged by the Company’s past president.

Jedediah Resources Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars) – Page 8

Note 4	Related Party Transactions – Notes 5 and 7 – (cont’d)

As at September 30, 2009, accounts payable and accrued liabilities include $ nil (2008 - $100) due to the past president and $ nil (2008 - $nil) due to current president.  The amount was unsecured, non-interest bearing and had no specific terms for repayment.

Note 5                 Capital Stock

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

On September 22, 2008, the Company issued 3,960,000 common shares at approximately $0.014 (CDN$0.015) per share for total proceeds of $55,740 (CDN$59,400) pursuant to a private placement.  On September 30, 2008, the Company issued 240,000 common shares at approximately $0.014 (CDN$0.015) per share for total proceeds of $3,467 (CDN$3,600) pursuant to a private placement.  The Company paid a commission of $5,700 for net proceeds of $53,507 for these private placements.

On October 29, 2008, the Company issued 240,000 common shares at approximately $0.01 (CDN$0.015) per share for total proceeds of $2,865 (CDN$3,600) pursuant to a private placement.

Jedediah Resources Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars) – Page 9

Note 6	Income Taxes - (cont’d)

A reconciliation of the income tax provision computed at statutory rates to the reported tax provision is as follows:

		July 21,
		2008 (Date
	Year ended	of Inception) to
	September 30,	September 30,
	2009	2008

Basic statutory and provincial income tax rate	35.0%	35.0%

Approximate loss before income taxes	$97,000	$33,000

Expected approximate tax recovery on net loss, before income tax	$34,000	$11,400
Effect on reduction of tax rate	(1,000)	-
Valuation allowance	(33,000)	(11,400)

Future income tax recovery	$-	$-

Significant components of the Company’s future tax assets and liabilities are as follows:

		July 21,
		2008 (Date
	Year ended	of Inception) to
	September 30,	September 30,
	2009	2008

Future income tax assets
Non-capital losses carried forward	$39,000	$11,000
Mining properties	5,000	-
Less: valuation allowance	(44,000)	(11,000)

Future income tax assets	$-	$-

At September 30, 2009, the Company has incurred accumulated non-capital losses totalling approximately $112,000 which are available to reduce taxable income in future taxation years.

Jedediah Resources Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars) – Page 10

Note 6	Income Taxes – (cont’d)

These losses expire as follows:

Year of Expiry	Amount

2028	$33,000
2029	79,000

$112,000

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more-likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Certain comparative figures presented in the Income Taxes note have been reclassified to conform to the current period presentation.

Uncertain Tax Positions

The Company has adopted FASB guidance on   "Accounting for Uncertainty in Income Taxes". The guidance prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. The guidance also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions.  The Company’s tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until respective statue of limitation.  It is subject to tax examinations by tax authorities for all taxation years commencing on or after 2008.

Management’s analysis of the guidance supports the conclusion that the Company does not have any accruals for uncertain tax positions as of September 30, 2009. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense in the period of the assessment. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

The Company estimated the expected amount of loss carry forwards available. The Company expects to have significant net operating loss carry forwards for income tax purposes available to offset future taxable income.

Jedediah Resources Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars) – Page 11

Note 7	Commitments

a)
On June 1, 2009, the Company entered into a Corporate Management Services Agreement with a Company wholly owned by the Company’s president for $1,000 per month plus expenses for services rendered.  The agreement may be terminated by either party upon 30 days written notice.

b)
On October 6, 2008, the Company’s wholly owned subsidiary, JRE Exploration Ltd (“JRE”) entered into a property option agreement whereby JRE was granted an option to earn up to an 85% interest in a mineral claim (the “Bragg” claim) consisting of 594.1 hectares located in the Omineca Mining Division of British Columbia.  It is located 78 miles north by north-west of the central British Columbia city of Prince George, approximately 25 miles south of the town of McKenzie and approximately 5 miles west of the hamlet of McLeod Lake. Access to the property is by way of logging roads, extending north and west from McLeod Lake. The option agreement is denominated in Canadian dollars.  Consideration for the option is cash payments totalling $8,298 (CDN$9,000) and aggregate exploration expenditures of $169,790 (CDN$186,000) as follows:

i)      Cash payments as follows:

▪ $1,850 (CDN$2,000) upon execution of the Option agreement (paid);
▪ $1,842 (CDN$2,000) on or before October 31, 2009 (Note 8);
▪ $4,606 (CDN$5,000) on or before October 31. 2010.

ii)
Exploration expenditures of $12,804 (CDN$15,000) on or before October 31, 2009, $24,256 (CDN$28,000) in aggregate on or before October 31, 2010; $169,790 (CDN$186,000) in aggregate on or before October 31, 2011.

Upon earning its 85% interest in the option, the Company shall enter into a joint venture agreement to develop and operate the property.

As at September 30, 2009, the Company had incurred, via the operator, exploration expenditures aggregating $16,157 (CDN$19,207).

The property option agreement was stated in Canadian dollars.  The US dollar equivalent is converted using the foreign exchange rate as at September 30, 2009.

Jedediah Resources Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009 and 2008
(Stated in US Dollars) – Page 12

Note 8	Subsequent Events

The Company assessed events occurring subsequent to September 30, 2009 through December 16, 2009 for potential recognition and disclosure in the consolidated financial statements.  No events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued on December 16, 2009 other than the following.

Pursuant to a promissory note dated October 31, 2009, the Company promised to pay the owner of the “Bragg” claim $1,842 (CND$2,000) Note 7. The note is unsecured, non-interest bearing, and is due on or before April 30, 2010.