Form 10-Q
period 2009-12-31
JEDEDIAH RESOURCES CORP.
filed 2010-02-08
CIK 1442999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,273,000 common shares as of February 4, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:
F-1	Unaudited Consolidated Balance Sheets as of December 31, 2009 and September 30, 2009;
F-2	Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three months ended December 31, 2009 and period from July 21, 2008 (Inception) to December 31, 2009;
F-3	Unaudited Consolidated Statements of Cash Flows for the three months ended December 31, 2009 and period from July 21, 2008 (Inception) to December 31, 2009;
F-4	Unaudited Consolidated Statement of Stockholders’ Equity (Deficiency) for period from July 21, 2008 (Inception) to December 31, 2009;
F-5	Notes to Unaudited Consolidated Financial Statements;

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

JEDEDIAH RESOURCES CORP.
(An Exploration Stage Company)
IMTERIM CONSOLIDATED BALANCE SHEETS
December 31, 2009 and September 30, 2009
(Stated in US Dollars)
(Unaudited)

	December 31 2009	September 30 2009
ASSET

Current
Cash	$1,091	$7,224

LIABILITY

Current
Accounts payable and accrued liabilities – Note 5	$24,192	$2,375
Promissory note payable – Note 6	1,906	-

	$26,098	$2,375

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value – Note 7 90,000,000 shares authorized 9,940,000 shares issued	9,940	9,940
Additional paid in capital	124,678	124,678
Deficit accumulated during the exploration stage	(159,625)	(129,769)

	(25,007)	4,849

	$1,091	$7,224

Nature of Operations and Ability to Continue as a Going Concern – Note 2
Commitments – Notes 6 and 8
Subsequent Events – Note 9
SEE ACCOMPANYING NOTES

JEDEDIAH RESOURCES CORP.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the three months ended December 31, 2009 and 2008,
and the period July 21, 2008 (Date of Inception)
to December 31, 2009
(Stated in US Dollars)
(Unaudited)

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	(Cumulative) July 21, 2008 (Date of Inception) to December 31, 2009

Expenses
Accounting and audit fees	$19,425	$16,637	$52,070
Bank charges	53	173	422
Consulting fees	-	-	4,000
Foreign exchange	40	263	303
Legal fees	4,292	15,223	34,868
Management fees – Note 5	3,000	3,000	17,234
Mineral property option costs – Note 8	1,866	1,850	3,716
Mineral property exploration costs	-	10,077	16,157
Stock based compensation	-	-	26,000
Transfer agent and filing fees	1,180	1,000	4,585
Travel	-	270	270

Net loss and Comprehensive Loss for the period	$(29,856)	$(48,493)	$(159,625)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	9,940,000	9,864,348

SEE ACCOMPANYING NOTES

JEDEDIAH RESOURCES CORP.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended December 31, 2009 and 2008,
and the period July 21, 2008 (Date of Inception)
to December 31, 2009
(Stated in US Dollars)
(Unaudited)

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	(Cumulative) July 21, 2008 (Date of Inception) to December 31, 2009
Cash Flows used in Operating Activities
Net loss for the period	$(29,856)	$(48,493)	$(159,625)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	-	26,000
Mineral property option costs	1,866	-	1,866
Foreign exchange adjustment on promissory note	40	-	40
Change in non-cash working capital item:
Prepaid expenses	-	(3,160)	-
Accounts payable and accrued liabilities	21,817	4,685	24,192

Net cash used in operating activities	(6,133)	(46,968)	(107,527)

Cash Flows provided by Financing Activities
Capital stock issued	-	2,865	163,618
Capital stock returned to treasury - Note 5	-	-	(55,000)

Net cash provided by financing activities	-	2,865	108,618

Increase (decrease) in cash during the period	(6,133)	(44,103)	1,091

Cash, beginning of the period	7,224	103,584	-

Cash, end of the period	$1,091	$59,481	$1,091

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

SEE ACCOMPANYING NOTES

JEDEDIAH RESOURCES CORP.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period from July 21, 2008 (Date of Inception) to December 31, 2009
(Stated in US Dollars)
(Unaudited)

	Common Shares		Additional Paid In	Deficit Accumulated During the Exploration
	Number	Amount	Capital	Stage	Total

Capital stock issued for cash – at $0.01	5,500,000	$5,500	$49,500	$-	$55,000
Capital stock returned to treasury for cancellation on rescission of subscription (Note 7)	(5,500,000)	(5,500)	(49,500)	-	(55,000)
Capital stock issued for cash – at $0.0095	5,500,000	5,500	46,746	-	52,246
Stock-based compensation for shares issued on discount (Note 7)	-	-	26,000	-	26,000
Capital stock issued for cash – at $0.014	4,200,000	4,200	55,007	-	59,207
Less: commission	-	-	(5,700)	-	(5,700)
Net loss for the period	-	-	-	(32,531)	(32,531)

Balance September 30, 2008	9,700,000	9,700	122,053	(32,531)	99,222
Capital stock issued for cash – at $0.01	240,000	240	2,625	-	2,865
Net loss for the year	-	-	-	(97,238)	(97,238)

Balance September 30, 2009	9,940,000	9,940	124,678	(129,769)	4,849
Net loss for the period	-	-	-	(29,856)	(29,856)

Balance December 31, 2009	9,940,000	$9,940	$124,678	$(159,625)	$(25,007)

SEE ACCOMPANYING NOTES

JEDEDIAH RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Stated in US Dollars)
(Unaudited)

Note 1	Basis of Presentation

While the information presented in the accompanying December 31, 2009 interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the Company’s September 30, 2009 audited financial statements (notes thereto) included in the Company’s Annual Report on Form 10-K.

Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that can be expected for the year ending September 30, 2010.

Note 2	Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the state of Nevada, United States of America on July 21, 2008.  The Company is an exploration stage company and was formed for the purpose of acquiring exploration and development stage mineral properties.  The Company’s year-end is September 30.

The Company’s subsidiary holds a mineral claim located in British Columbia, Canada.  The Company intends on exploring its mineral property and has not yet determined the existence of economically recoverable reserves.  The recoverability of amounts incurred on its mineral property is dependent upon the existence of economically recoverable reserves in the property, confirmation of the Company’s interest in the underlying mineral claims, the ability of the Company to obtain the necessary financing to complete their development, and the attainment and maintenance of future profitable production or disposition thereof.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2009, the Company has a working capital deficiency of $25,007, has yet to achieve profitable operations, has accumulated losses of $159,625 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

Jedediah Resources Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
December 31, 2009
(Stated in US Dollars)
(Unaudited)

Note 2	Nature of Operations and Ability to Continue as a Going Concern – (cont’d)

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

Note 3	Summary of Significant Accounting Policies

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations.  The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies consistent with year-end.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and JRE Exploration Ltd., (“JRE”) a wholly owned subsidiary incorporated in Canada on October 1, 2008.  All significant inter-company transactions and balances have been eliminated.

Newly Adopted Accounting Pronouncements

In June 2008, the FASB issued guidance, which outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock.  The Company adopted this guidance on October 1, 2009.  The adoption of this guidance had no effect on the financial position and results of operations of the Company.

Jedediah Resources Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
December 31, 2009
(Stated in US Dollars)
(Unaudited)

Note 3	Summary of Significant Accounting Policies– (cont’d) Newly Adopted Accounting Pronouncements – (cont’d)

In December 2007, the FASB issued guidance for Business Combinations, which establishes the principles and requirements for an acquirer, recognizes and measures in its financial statement the identifiable assets acquired and liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. This standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The Company adopted this guidance on October 1, 2009.  The adoption of this guidance had no effect on the financial position and results of operations of the Company.

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

Newly Issued Accounting Pronouncements

In June 2009 the FASB issued guidance on Accounting for Transfers of Financial Assets.  The objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The Board undertook this project to address (1) practices that have developed since the issuance of FASB guidance on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.

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

Jedediah Resources Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
December 31, 2009
(Stated in US Dollars)
(Unaudited)

Note 3	Summary of Significant Accounting Policies– (cont’d) Newly Adopted Accounting Pronouncements – (cont’d)

In June 2009, the FASB issued authoritative guidance which amended the existing guidance for the consolidation of variable interest entities, to address the elimination of the concept of a qualifying special purpose entity. The guidance also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the guidance requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The guidance is effective for the Company commencing October 1, 2010.  The Company believes that the guidance will not have a material impact on its financial position, results of operations or cash flows.

In June 2008, the FASB ratified authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities. The guidance addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method. The guidance requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. The guidance is effective for the Company on October 1, 2010, and shall be applied retrospectively to all prior periods.  The Company believes that the guidance will not have a material impact on its financial position, results of operations or cash flows.

Note 4	Financial Instruments

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
December 31, 2009
(Stated in US Dollars)
(Unaudited)

Note 4	Financial Instruments – (cont’d)

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

The carrying value of the Company’s financial assets and liabilities which consist of cash, and accounts payable and accrued liabilities, are valued using level 1 inputs.  Promissory notes payable are valued using level 3 inputs.  The Company believes that the recorded values approximate their fair value due to the short maturity of such instruments.   Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Note 5	Related Party Transactions – Notes 7 and 8

During the three month period ended December 31, 2009, the Company incurred $3,000 (2008 – $3,000) of management fees charged by the president of the Company.

As at December 31, 2009, accounts payable and accrued liabilities include $2,000 (September 30, 2009 - $nil) due to the president.  The amount was unsecured, non-interest bearing and had no specific terms for repayment.

Jedediah Resources Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
December 31, 2009
(Stated in US Dollars)
(Unaudited)

Note 6	Promissory Note Payable

Pursuant to a promissory note dated October 31, 2009, the Company promised to pay the owner of the “Bragg” claim $1,906 (CND$2,000). The note is unsecured, non-interest bearing, and is due on or before April 30, 2010.

On January 5, 2010, the Company settled the promissory note in full by the payment of cash.

Note 7	Capital Stock

a)	Authorized: 10,000,000 preferred shares with a par value of $0.001. 90,000,000 common shares with a par value of $0.001.

b)	Issued:

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

Jedediah Resources Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
December 31, 2009
(Stated in US Dollars)
(Unaudited)
Note 8	Commitments

a)
On June 1, 2009, the Company entered into a Corporate Management Services Agreement with a Company wholly owned by the Company’s president for $1,000 per month plus expenses for services rendered by the Company’s President.  The agreement may be terminated by either party upon 30 days written notice.

b)
On October 6, 2008, the Company’s wholly owned subsidiary, JRE Exploration Ltd (“JRE”) entered into a property option agreement whereby JRE was granted an option to earn up to an 85% interest in a mineral claim (the “Bragg” claim) consisting of 594.1 hectares located in the Omineca Mining Division of British Columbia.  It is located 78 miles north by north-west of the central British Columbia city of Prince George, approximately 25 miles south of the town of McKenzie and approximately 5 miles west of the hamlet of McLeod Lake. Access to the property is by way of logging roads, extending north and west from McLeod Lake. The option agreement is denominated in Canadian dollars.  Consideration for the option is cash payments totalling $8,482 (CDN$9,000) and aggregate exploration expenditures of $175,144 (CDN$186,000) as follows:

i)      Cash payments as follows:

▪ $1,850 (CDN$2,000) upon execution of the Option agreement (paid);
▪ $1,866 (CDN$2,000) on or before October 31, 2009 (paid by way ofpromissory note $1,906 exchanged at December 31, 2009 rate);
▪ $4,766 (CDN$5,000) on or before October 31. 2010.

ii)
Exploration expenditures of $12,804 (CDN$15,000) on or before October 31, 2009, $24,538 (CDN$28,000) in aggregate on or before October 31, 2010; $175,144 (CDN$186,000) in aggregate on or before October 31, 2011.

Upon earning its 85% interest in the option, the Company shall enter into a joint venture agreement to develop and operate the property.

As at December 31, 2009, the Company had incurred, via the operator, exploration expenditures aggregating $16,157 (CDN$19,207).

The property option agreement was stated in Canadian dollars.  The US dollar equivalent is converted using the foreign exchange rate as at December 31, 2009 for all future commitments.

Note 9	Subsequent Events

On January 5, 2010, pursuant to a share subscription agreement, the Company issued 3,333,000 Common Shares at $0.015 for aggregate proceeds of $50,000.

The Company evaluated subsequent events through the financial statements filing date of February 4, 2010.

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

Overview and Plan of Operation

We were incorporated on July 21, 2008, under the laws of the state of Nevada.  We hold an option to acquire an 85% interest in the Bragg claim, located in the Omineca district of central British Columbia, Canada.  Mr. Ola Juvkam-Wold is our President, CEO, Treasurer, and director.  Mr. Soren Nielsen is also our director and Ms. Mads Munch is our Secretary.

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

In the next 12 months, we anticipate spending approximately $16,500 on administrative expenses, including fees payable in connection with complying with our SEC reporting obligations, and approximately $12,000 to Oro Enterprises Ltd.,( “Oro”) an Alberta corporation, and a company owned 100% by our President, Mr. Juvkam-Wold, in accordance with a Corporate Management Services Agreement between us and Oro.

Thus, total expenditures over the next 12 months (excluding expected exploration costs for phase II) are therefore expected to be approximately $28,500. We had negative working capital of $25,007 as of December 31, 2009.

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

The budget for Phase III of our exploration program is tentative in nature as the actual exploration program to be undertaken will depend upon the outcomes of the Phase I and Phase II exploration programs. Phase III of our exploration program will consist of further sampling and assaying, and the diamond drilling and drill core sampling of three, 770 foot holes. It is currently estimated that Phase III will cost approximately $137,400.

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

Results of Operations for the Three Months Ended December 31, 2009 and 2008 and Period from July 21, 2008 (Date of Inception) until December 31, 2009

We generated no revenue for the period from July 21, 2008 (Date of Inception) until December 31, 2009. We do not anticipate earning revenues until such time that we exercise our option and enter into commercial production of the Bragg Claim.  We have recently begun the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Bragg Claim, or if such resources are discovered, that we will enter into commercial production or if commercial production commences, that commercial production will be profitable.

We incurred operating expenses in the amount of $29,856 for the three months ended December 31, 2009, compared with $48,493 for the same period ended 2008. Our operating expenses for the three months ended December 31, 2009 decreased from the same period as a result of no exploration costs and less cash spent in legal fees.

We incurred operating expenses in the amount of $159,625 for the period from July 21, 2008 (Date of Inception) through December 31, 2009. These operating expenses consisted primarily of accounting and audit expenses of $52,070, legal fees of $34,868, management fees of $17,234, mineral property exploration payments of $16,157,and expenses for stock based compensation of $26,000.

We recorded a net loss of $29,856 for the three months ended December 31, 2009, compared with $48,493 for the same period ended 2008.  We recorded a net loss of $159,625 for the period from July 21, 2008 (Date of Inception) until December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2009, we had total current assets of $1,091 consisting of cash.  We had $26,098 in current liabilities as of December 31, 2009. Thus, we had a working capital deficit of $25,007 as of December 31, 2009.

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant exploration activities beyond those planned for the current fiscal year.  For these reasons, our auditors stated in their report to our audited financial statements for the period ended September 30, 2009 that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of December 31, 2009, there were no off balance sheet arrangements.

Going Concern

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations for the next fiscal year.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  As discussed above, we have negative working capital as at December 31, 2009 and our operations are dependent upon financing to pursue significant exploration activies. There is no assurance that such financing are available to us or if available, at acceptable terms.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Ola Juvkam-Wold. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our controls and procedures are inflective as of the end of period covered.  There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2009.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On January 5, 2010, we issued 3,333,000 shares of our common stock to Murrayfield Limited in a private transaction for $50,000.  The issuance was exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 promulgated thereunder.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2009.

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

Jedediah Resources Corp.

Date:	February 5, 2010

By: /s/ Ola Juvkam-Wold Ola Juvkam-Wold Title: Chief Executive Officer and Director