Form 10-Q
period 2010-03-31
JEDEDIAH RESOURCES CORP.
filed 2010-04-28
CIK 1442999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,273,000 common shares as of April 27, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:
F-1	Unaudited Consolidated Balance Sheets as of March 31, 2010 and September 30, 2009;
F-2	Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended March 31, 2010 and 2009 and period from July 21, 2008 (Inception) to March 31, 2010;
F-3	Unaudited Consolidated Statements of Cash Flows for the six months ended March 31, 2010 and 2009 and period from July 21, 2008 (Inception) to March 31, 2010;
F-4	Unaudited Consolidated Statement of Stockholders’ Equity (Deficiency) for period from July 21, 2008 (Inception) to March 31, 2010;
F-5	Notes to Unaudited Consolidated Financial Statements;

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

JEDEDIAH RESOURCES CORP.
(An Exploration Stage Company)
IMTERIM CONSOLIDATED BALANCE SHEETS
March 31, 2010 and September 30, 2009
(Stated in US Dollars)
(Unaudited)

ASSET	March 31, 2010	September 30, 2009

Current
Cash	$12,580	$7,224

LIABILITY

Current
Accounts payable and accrued liabilities – Note 5	$583	$2,375

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value – Note 6 90,000,000 shares authorized 13,273,000 issued (September 30, 2009: 9,940,000 issued)	13,273	9,940
Additional paid in capital	171,345	124,678
Deficit accumulated during the exploration stage	(172,621)	(129,769)

	11,997	4,849

	$12,580	$7,224

Nature of Operations and Ability to Continue as a Going Concern – Note 2 Commitments – Note7

SEE ACCOMPANYING NOTES

JEDEDIAH RESOURCES CORP.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the three and six months ended March 31, 2010 and 2009
and the period July 21, 2008 (Date of Inception)
to March 31, 2010
(Stated in US Dollars)
(Unaudited)

	Six Months Ended March 31,		Three Months Ended March 31,		(Cumulative) July 21, 2008 (Date of Inception) to March 31,
	2010	2009	2010	2009	2010

Expenses
Accounting and audit fees	$28,517	$22,700	$9,092	$6,063	$61,162
Bank charges	160	231	107	58	530
Consulting fees	-	4,000	-	4,000	4,000
Foreign exchange	67	264	27	1	329
Legal fees	6,857	20,203	2,565	4,980	37,433
Management fees – Note 5	4,000	6,000	1,000	3,000	18,234
Mineral property option costs – Note 7	1,866	1,850	-	-	3,716
Mineral property exploration costs	-	16,157	-	6,080	16,157
Stock based compensation	-	-	-	-	26,000
Transfer agent and filing fees	1,385	3,105	205	2,105	4,790
Travel	-	270	-	-	270

Net loss and Comprehensive Loss for the period	$(42,852)	$(74,780)	$(12,996)	$(26,287)	$(172,621)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	11,496,621	9,783,077	13,087,833	9,940,000

SEE ACCOMPANYING NOTES

JEDEDIAH RESOURCES CORP.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended March 31, 2010 and 2009,
and the period July 21, 2008 (Date of Inception)
to March 31, 2010
(Stated in US Dollars)
(Unaudited)

	Six Months Ended March 31, 2010	Six Months Ended March 31, 2009	(Cumulative) July 21, 2008 (Date of Inception) to March 31, 2010
Cash Flows used in Operating Activities
Net loss for the period	$(42,852)	$(74,780)	$(172,621)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	-	26,000
Change in non-cash working capital item:
Prepaid expenses	-	-	-
Accounts payable and accrued liabilities	(1,792)	(3,293)	583

Net cash used in operating activities	(44,644)	(78,073)	(146,038)

Cash Flows provided by Financing Activities
Capital stock issued	50,000	2,865	213,618
Capital stock returned to treasury - Note 6	-	-	(55,000)

Net cash provided by financing activities	50,000	2,865	158,618

Increase (decrease) in cash during the period	5,356	(75,208)	12,580

Cash, beginning of the period	7,224	103,584	-

Cash, end of the period	$12,580	$28,376	$12,580

Supplemental disclosure of cash flow information:

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SEE ACCOMPANYING NOTES

JEDEDIAH RESOURCES CORP.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
for the period from July 21, 2008 (Date of Inception) to March 31, 2010
(Stated in US Dollars)
(Unaudited)

	Common Shares		Additional Paid In	Deficit Accumulated During the Exploration
	Number	Amount	Capital	Stage	Total

Capital stock issued for cash – at $0.01	5,500,000	$5,500	$49,500	$-	$55,000
Capital stock returned to treasury for cancellation on rescission of subscription (Note 6)	(5,500,000)	(5,500)	(49,500)	-	(55,000)
Capital stock issued for cash – at $0.0095	5,500,000	5,500	46,746	-	52,246
Stock-based compensation for shares issued on discount (Note 6)	-	-	26,000	-	26,000
Capital stock issued for cash – at $0.014	4,200,000	4,200	55,007	-	59,207
Less: commission	-	-	(5,700)	-	(5,700)
Net loss for the period	-	-	-	(32,531)	(32,531)

Balance September 30, 2008	9,700,000	9,700	122,053	(32,531)	99,222
Capital stock issued for cash – at $0.01	240,000	240	2,625	-	2,865
Net loss for the year	-	-	-	(97,238)	(97,238)

Balance September 30, 2009	9,940,000	9,940	124,678	(129,769)	4,849
Capital stock issued for cash – at $0.015	3,333,000	3,333	46,667	-	50,000
Net loss for the period	-	-	-	(42,852)	(42,852)

Balance March 31, 2010	13,273,000	$13,273	$171,345	$(172,621)	$11,997)

SEE ACCOMPANYING NOTES

JEDEDIAH RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Stated in US Dollars)
(Unaudited)

Note 1	Basis of Presentation

While the information presented in the accompanying March 31, 2010 interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  These interim consolidated financial statements should be read in conjunction with the Company’s September 30, 2009 audited financial statements (notes thereto) included in the Company’s Annual Report on Form 10-K.

Operating results for the six months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending September 30, 2010.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2010, the Company has working capital of $11,997, has yet to achieve profitable operations, has accumulated losses of $172,621 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

Jedediah Resources Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
March 31, 2010
(Stated in US Dollars)

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

Newly Adopted Accounting Pronouncements

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The Company adopted this guidance on January 1, 2010.  Other than requiring additional disclosures, adoption of this new guidance had no effect on the financial position and results of operations of the Company.

Jedediah Resources Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
March 31, 2010
(Stated in US Dollars)

Note 3            Summary of Significant Accounting Policies

Newly Adopted Accounting Pronouncements – (cont’d)

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

Jedediah Resources Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
March 31, 2010
(Stated in US Dollars)

Note 3	Summary of Significant Accounting Policies – (cont’d)

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
March 31, 2010
(Stated in US Dollars)

Note 4	Financial Instruments – (cont’d)

In addition to defining fair value, the disclosure requirements around fair value establishes a fair value hierarchy for valuation inputs which is expanded.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

Note 5	Related Party Transactions – Notes 6 and 7

During the three and six month period ended March 31, 2010, the Company incurred $1,000 and $4,000 respectively (2009 – $3,000 and $6,000) for management fees charged by the president of the Company.

Jedediah Resources Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
March 31, 2010
(Stated in US Dollars)

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
March 31, 2010
(Stated in US Dollars)

Note 7	Commitments

a)
On June 1, 2009, the Company entered into a Corporate Management Services Agreement with a company wholly owned by the Company’s president for $1,000 per month plus expenses for services rendered by the Company’s President.  On February 1, 2010 the agreement was terminated.

b)
On October 6, 2008, the Company’s wholly owned subsidiary, JRE Exploration Ltd (“JRE”) entered into a property option agreement whereby JRE was granted an option to earn up to an 85% interest in a mineral claim (the “Bragg” claim) consisting of 594.1 hectares located in the Omineca Mining Division of British Columbia.  It is located 78 miles north by north-west of the central British Columbia city of Prince George, approximately 25 miles south of the town of McKenzie and approximately 5 miles west of the hamlet of McLeod Lake. Access to the property is by way of logging roads, extending north and west from McLeod Lake. The option agreement is denominated in Canadian dollars.  Consideration for the option is cash payments totalling $8,623 (CDN$9,000) and aggregate exploration expenditures of $179,864 (CDN$186,000) as follows:

i)      Cash payments as follows:

▪ $1,850 (CDN$2,000) upon execution of the Option agreement (paid);
▪ $1,866 (CDN$2,000) on or before October 31, 2009 (paid by way ofpromissory note which was paid in full on January 5, 2010);
▪ $4,908 (CDN$5,000) on or before October 31, 2010.

ii)
Exploration expenditures of $12,804 (CDN$15,000) on or before October 31, 2009, $24,787 (CDN$28,000) in aggregate on or before October 31, 2010; $179,864 (CDN$186,000) in aggregate on or before October 31, 2011.

Upon earning its 85% interest in the option, the Company shall enter into a joint venture agreement to develop and operate the property.

As at March 31, 2010, the Company had incurred, via the operator, exploration expenditures aggregating $16,157 (CDN$19,207).

The property option agreement was stated in Canadian dollars.  The US dollar equivalent is converted using the foreign exchange rate as at March 31, 2010 for all future commitments.

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

In the next 12 months, we anticipate spending approximately $16,500 on administrative expenses, including fees payable in connection with complying with our SEC reporting obligations.

Thus, total expenditures over the next 12 months (excluding expected exploration costs for phase II) are therefore expected to be approximately $16,500. We had working capital of $11,997 as of March 31, 2010.

In the event our board of directors, in consultation with our consulting geologist, chooses to conduct the Phase II mineral exploration program beyond the initial program, we have insufficient funding on hand to do so. We will require additional funding in order to undertake Phase II exploration costs on the Bragg claim and to cover all of our anticipated administrative expenses.

Until the current reporting period, Opal Resources Canada Inc. was responsible for conducting the exploration activities on our mineral claim. During the current reporting period, however, Opal resigned as our operator.  Because Opal choose not remain the operator of the Bragg Claim, we intend to seek out a candidate with similar qualifications to those of Opal and contract with such persons or parties, provided that our board of directors and our consulting geological firm favor further exploration.

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

During this exploration stage Mr. Juvkam-Wold, our President, will only be devoting limited time to our business.  To this end, we have agreed to terminate the Corporate Management Services Agreement with Mr. Juvkam-Wold’s company, Oro Enterprises, Ltd.  If the demands of our business require more business time of Mr. Juvkam-Wold, we may have to renegotiate our an agreement with Mr. Juvkam-Wold. However, he may not be able to devote sufficient time to the management of our business, as and when needed.

We do not intend to purchase any significant equipment for the next twelve months.

Results of Operations for the Three Months Ended March 31, 2010 and 2009 and Period from July 21, 2008 (Date of Inception) until March 31, 2010

We generated no revenue for the period from July 21, 2008 (Date of Inception) until March 31, 2010. We do not anticipate earning revenues until such time that we exercise our option and enter into commercial production of the Bragg Claim.  We have recently begun the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Bragg Claim, or if such resources are discovered, that we will enter into commercial production or if commercial production commences, that commercial production will be profitable.

We incurred operating expenses in the amount of $12,996 for the three months ended March 31, 2010, compared with $26,287 for the same period ended 2009. Our operating expenses for the three months ended March 31, 2010 decreased from the same period largely as a result of no exploration costs and consulting fees.

We incurred operating expenses in the amount of $42,852 for the six months ended March 31, 2010, compared with $74,780 for the same period ended 2009. Our operating expenses for the six months ended March 31, 2010 decreased from the same period as a result of no exploration costs and consulting fees and less cash spent in legal fees.

We incurred operating expenses in the amount of $172,621 for the period from July 21, 2008 (Date of Inception) through March 31, 2010. These operating expenses consisted primarily of accounting and audit expenses of $61,162, legal fees of $37,433, management fees of $18,234, mineral property exploration payments of $16,157,and expenses for stock based compensation of $26,000.

We recorded a net loss of $12,996 for the three months ended March 31, 2010, compared with $26,287 for the same period ended 2009.  We recorded a net loss of $42,852 for the six months ended March 31, 2010, compared with $74,780 for the same period ended 2009.  We recorded a net loss of $172,621 for the period from July 21, 2008 (Date of Inception) until March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2010, we had total current assets of $12,580 consisting of cash.  We had $583 in current liabilities as of March 31, 2010. Thus, we had a working capital of $11,997 as of March 31, 2010.

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant exploration activities beyond those planned for the current fiscal year.  For these reasons, our auditors stated in their report to our audited financial statements for the period ended September 30, 2009 that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of March 31, 2010, there were no off balance sheet arrangements.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2010, the Company has working capital of $11,997, has yet to achieve profitable operations, has accumulated losses of $172,621 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Ola Juvkam-Wold. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures are ineffective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010.

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

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2010: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2010.

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

Jedediah Resources Corp.

Date:	April 27, 2010

By: /s/ Ola Juvkam-Wold Ola Juvkam-Wold Title: Chief Executive Officer and Director