Form 10-Q
period 2010-06-30
JEDEDIAH RESOURCES CORP.
filed 2010-08-16
CIK 1442999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 333-156091

Alterola Biotech Inc.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

228 Hamilton Avenue, 3rd Floor Palo Alto, California	94301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (including area code): +45-8842 9181

JEDEDIAH RESOURCES CORP.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes   ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,273,000 common shares as of August 9, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

ALTEROLA BIOTECH INC.

(formerly Jedediah Resources Corp.)

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Stated in US Dollars)

(Unaudited)

ALTEROLA BIOTECH INC.
(formerly Jedediah Resources Corp.)
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	June 30,	September 30
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current asset
Cash	$27,025	$7,224

Intellectual property – Note 5	16,500	-

Total assets	$43,525	$7,224

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$4,878	$2,375
Notes payable – Note 6	30,000	-
Total current liabilities	34,878	2,375

Total liabilities	34,878	2,375

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value – Note 9
140,000,000 shares authorized
132,730,000 issued (September 30, 2009: 99,400,000 issued)	132,730	99,400
Additional paid in capital	16,142	35,218
Deficit accumulated during the development stage	(140,225)	(129,769)

Total stockholders’ equity	8,647	4,849

Total liabilities and stockholders’ equity	$43,525	$7,224

SEE ACCOMPANYING NOTES

ALTEROLA BIOTECH INC.
(formerly Jedediah Resources Corp.)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
 (Stated in US Dollars)
(Unaudited)

					Date of
					Inception
	Three Months Ended		Nine Months Ended		(July 21, 2008)
	June 30,		June 30,		to June 30
	2010	2009	2010	2009	2010
Expenses
General and administrative	$19,790	$6,015	$56,352	$55,937	$126,332
Management fees – Note 8	-	3,000	4,000	9,000	18,234
Stock-based compensation	-	-	-	-	26,000
Total operating expenses	19,790-	9,015	60,352	64,937	26,000

Other expenses
Interest	60	-	60	-	60
Total other expenses	60	-	60	-	60

Loss from continuing operations	(19,850)	(9,015)	(60,412)	(64,937)	(170,626)

Discontinued operations
Loss from discontinued operations	-	(698)	(2,290)	(19,555)	(21,845)

Net loss	$(19,850)	$(9,713)	$(62,702)	$(84,492)	$192,471

Basic loss per share from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic loss per share from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic	132,730,000	99,400,000	120,887,473	99,121,739

SEE ACCOMPANYING NOTES

ALTEROLA BIOTECH INC.
(formerly Jedediah Resources Corp.)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from Inception (July 21, 2008) to June 30, 2010
(Stated in US Dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid In	Exploration
	Number	Amount	Capital	Stage	Total

Capital stock issued for cash – at $0.001	55,000,000	$55,000	$-	$-	$55,000
Capital stock returned to treasury for cancellation on rescission of subscription (Note 6)	(55,000,000)	(55,000)	-	-	(55,000)
Capital stock issued for cash – at $0.00095	55,000,000	55,000	(2,754)	-	52,246
Stock-based compensation for shares issued on discount (Note 6)	-	-	26,000	-	26,000
Capital stock issued for cash – at $0.00149	42,000,000	42,000	17,207	-	59,207
Less: commission	-	-	(5,700)	-	(5,700)
Net loss	-	-	-	(32,531)	(32,531)

Balance September 30, 2008	97,000,000	97,000	34,753	(32,531)	99,222
Capital stock issued for cash – at $0.00119	2,400,000	2,400	465	-	2,865
Net loss	-	-	-	(97,238)	(97,238)

Balance September 30, 2009	99,400,000	99,400	35,218	(129,769)	4,849
Capital stock issued for cash – at $0.0015	33,330,000	33,330	16,670	-	50,000
Capital stock returned to treasury for cancellation on sale of Subsidiary JRE Exploration Ltd – (Note 7)	(55,000,000)	(55,000)	2,754	52,246	-
Capital stock issued for intellectual property – (Note 5) – at $0.0003	55,000,000	55,000	(38,500)	-	16,500
Net loss	-	-	-	(62,702)	(62,702))

Balance June 30, 2010	132,730,000	$132,730	$16,142	$(140,225)	$8,647

SEE ACCOMPANYING NOTES

ALTEROLA BIOTECH INC.
(formerly Jedediah Resources Corp.)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Stated in US Dollars)
(Unaudited)

			Date of
			Inception
			(July 21,
	Nine Months	Nine Months	2008)
	Ended	Ended	to
	June 30,	June 30	June 30
	2010	2009	2010
Cash Flows used in Operating Activities
Net loss	$(62,702)	$(84,492)	$(192,471)
Discontinued operations loss	2,290	19,555	21,845
Net loss from continuing operations	(60,412)	(64,937)	(170,626)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock- based compensation	-	-	26,000
Change in non-cash working capital items:
Accounts payable and accrued liabilities	2,443	(4,293)	4,818
Accrued interest	60	-	60
Net cash used in operating activities	(57,909)	(69,231)	(139,748)

Cash Flows provided by Financing Activities
Capital stock issued for cash	50,000	2,865	158,618
Proceeds from promissory note payable	30,000	-	30,000
Net cash provided by financing activities	80,000	2,865	188,618

Cash flows used by discontinued operations	(2,290)	(19,555)	(21,845)

Increase (decrease) in cash during the period	19,801	(85,921)	27,025

Cash, beginning of the period	7,224	103,584	-

Cash, end of the period	$27,025	$17,663	$27,025

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Common stock issued for intellectual property	$16,500	$-	$16,500
Common stock cancelled on sale of subsidiary	$52,246	$-	$52,246

SEE ACCOMPANYING NOTES

ALTEROLA BIOTECH INC.
(formerly Jedediah Resources Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Stated in US Dollars)
(Unaudited)

Note 1	Basis of Presentation

While the information presented in the accompanying June 30, 2010 interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  These interim consolidated financial statements should be read in conjunction with the Company’s September 30, 2009 audited financial statements (notes thereto) included in the Company’s Annual Report on Form 10-K.

Operating results for the nine months ended June 30, 2010 are not necessarily indicative of the results that can be expected for the year ending September 30, 2010.

Note 2	Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the state of Nevada, United States of America on July 21, 2008.  The Company was formed for the purpose of acquiring exploration and development stage mineral properties.  The Company’s year-end is September 30.

On October 1, 2008, the Company incorporated JRE Exploration Ltd, (“JRE”) a wholly owned subsidiary in Canada for the purpose of holding its Canadian mineral claims.

On May 3, 2010, the Company changed its focus to the development of intellectual property and accordingly sold JRE to the former president. (Note - 7).  In keeping with the change of business focus, on July 9, 2010 the Company changed its name to Alterola Biotech Inc.

Effective July 9, 2010, the Board of Directors authorized a 10 for 1 forward stock split on the issued common shares (“Forward Split”).  The authorized number of common shares was increased from 90,000,000 to 140,000,000 common shares with a par value of $0.001.  The number of authorized preferred shares remained unchanged at 10,000,000 with a par value of $0.001.  All references in the accompanying financial statements to the number of common shares have been restated to reflect the Forward Split.  The Forward Split will become effective upon the review and approval of the Financial Industry Regulatory Authority.

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

At June 30, 2010, the Company has a negative working capital of $7,853, has yet to achieve profitable operations, has accumulated losses of $140,225 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of Consolidation

These consolidated financial statements include the results of the Company and JRE Exploration Ltd., (“JRE”) a wholly owned subsidiary from incorporation on October 1, 2008 until disposal on May 3, 2010.  All significant inter-company transactions and balances have been eliminated.

Long-Lived Assets

The Company has a significant investment in long-lived property.  Management reviews useful lives and obsolescence and assesses commercial viability of these assets periodically, at least annually.  Based on these reviews, management estimates that the undiscounted future cash flows expected to result from the use of these assets exceeds the current carrying value of these assets.  Any adverse change in the estimate of these undiscounted future cash flows could necessitate an impairment charge that would adversely affect operating results.

Note 3         Summary of Significant Accounting Policies (cont’d)

Long-Lived Assets (cont’d)

Management also estimates useful lives for estimates of assets’ commercial lives, and the likelihood of technological obsolescence.  Should the actual useful life of a class of assets differ from the estimated useful life, the Company would record an impairment charge.

Newly Issued Accounting Pronouncements

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

Note 3                 Summary of Significant Accounting Policies – (cont’d)

Newly Issued Accounting Pronouncements – (cont’d)

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on our financial position, results of operations or cash flows.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have any material impact on our financial position, results of operations or cash flows.

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

Note 4	Financial Instruments – (cont’d)

Level 3 –
inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The carrying value of the Company’s financial assets and liabilities which consist of cash, accounts payable and accrued liabilities, and notes payable are valued using level 1 inputs.  The Company believes that the recorded values approximate their fair value due to the short maturity of such instruments.   Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Note 5	Intellectual Property

Pursuant to an Assignment Agreement dated May 3, 2010 (the “Agreement”), the Company acquired from the president of the Company a 100% undivided right in and to all intellectual property relating to certain chewing gum compositions having appetite suppressant activity.  Consideration given for the acquisition was 55,000,000 Common shares of the Company with a fair value of $16,500.

Note 6	Note Payable

The Company issued a note payable in the amount of $30,000 dated June 25, 2010.  The note is unsecured, bears interest at 12% per annum and falls due on June 26, 2011.  As at June 30, 2010, accrued interest amounted to $60.

Note 7	Discontinued Operations – Note 9

Pursuant to an agreement dated May 3, 2010, the Company sold its wholly-owned subsidiary, JRE Exploration Ltd., to the Company’s former president.  In consideration for the sale, the purchaser returned 55,000,000 shares of Jedediah to the Company for cancellation, and the Company forgave all amounts owed by JRE to the Company.

Note 7	Discontinued Operations – Note 9 – (cont’d)

The following table summarizes the identifiable assets and liabilities of JRE that were disposed of and the consideration received.

May 3,
2010
Identifiable Assets and Liabilities
Mineral Property	$-
Amount owed to Jedediah Resources Corp	(21,843)
Net liabilities of JRE	(21,843)

Consideration Received
Elimination of consolidated losses of JRE	21,843

Gain/(Loss) on Disposal	$-

Receipt and cancellation of 55,000,000 shares returned to treasury, recorded in statement of equity.	$(52,246)

Note 8	Related Party Transactions and Balances – Notes 5, 7 and 9

In addition to those related party transactions disclosed elsewhere in the financial statements the Company incurred the following transactions:

During the three and nine month periods ended June 30, 2010, the Company incurred $nil and $4,000 respectively (2009 – $3,000 and $9,000) for management fees charged by the former president of the Company.

Note 9	Capital Stock – Notes 5 and 7

a)      Authorized:

 10,000,000 preferred shares with a par value of $0.001.
   140,000,000 common shares with a par value of $0.001.

Note 9	Capital Stock – Notes 5 and 7 – (cont’d)

b)	Issued:

On August 6, 2008, the Company issued 55,000,000 common shares to the Company’s president at $0.001 per share for total proceeds of $55,000.

On September 22, 2008, the incumbent president resigned as both an officer and director and a new president and director was appointed.  At the request of the departing president, the Company’s board of directors rescinded his share subscription for 55,000,000 common shares and repaid the subscription proceeds of $55,000.

On September 22, 2008, the Company issued 55,000,000 common shares to the Company’s new president at $0.00095 (CDN$0.001) per share for total proceeds of $52,246 (CDN$55,000).

On September 22, 2008, the Company issued 39,600,000 common shares at approximately $0.00149 (CDN$0.0015) per share for total proceeds of $55,740 (CDN$59,400) pursuant to a private placement.  On September 30, 2008, the Company issued 2,400,000 common shares at approximately $0.00149 (CDN$0.0015) per share for total proceeds of $3,467 (CDN$3,600) pursuant to a private placement.

The Company paid a commission of $5,700 for net proceeds of $53,507 for these private placements.

On October 29, 2008, the Company issued 2,400,000 common shares at approximately $0.00119 (CDN$0.015) per share for total proceeds of $2,865 (CDN$3,600) pursuant to a private placement.

On January 5, 2010, pursuant to a share subscription agreement, the Company issued 33,330,000 Common Shares at $0.0015 for aggregate proceeds of $50,000.

On May 3, 2010, pursuant to the Sale of JRE Exploration Ltd. (Note 7) the Company received 55,000,000 shares of its common stock from the former Company president with a fair value of $52,246 for cancellation, as consideration for the sale of JRE, our wholly owned subsidiary.

On May 3, 2010, pursuant to an assignment agreement for the acquisition of certain intellectual property, (Note 5) the Company issued 55,000,000 Common shares with a fair value of $16,500 to the president of the Company.

Note 10	Commitment

a)
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
▪      $1,866 (CDN$2,000) on or before October 31, 2009 (paid by way of promissory note which was paid in full on January 5, 2010);
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

On May 3, 2010, the Company sold JRE to the Company’s former president and all commitments associated with the mineral property were assumed by the acquirer.

Note 11	Subsequent Event

Subsequent to the period end, the Company issued a Convertible Promissory Note in the amount of $50,000.  The note is unsecured bears interest at 12% and falls due on July 24, 2011.  The note can be converted into common shares of the Company at fair market value being the 30 day average of the common stock prior to conversion.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the Company’s Registration Statement on Form S-1 filed on December 12, 2008 with the Securities and Exchange Commission.

 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Alterola Biotech Inc.

Alterola Biotech Inc. (“Alterola”, the “Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on July 21, 2008 under the name “Jedediah Resources Corp.”  We are a development stage company.  On May 3, 2010, we entered into an Intellectual Property Assignment Agreement (“IP Agreement”) with Mr. Soren Nielsen, our sole officer and director (“Nielsen”), pursuant to which Nielsen transferred his right, title and interest in all intellectual property relating to certain chewing gum compositions having appetite suppressant activity (“Intellectual Property” or “IP”) to the Company in consideration for the issuance of 55,000,000 newly issued shares of common stock of the Company (“Common Stock”).  Following the acquisition of the IP we changed our business direction and are now pursuing the development of a chewing gum with Nutraceutical delivery properties.

Prior to May 3, 2010, we were in the business of mineral exploration.  On May 3, 2010, the Company entered into each of the Stock Purchase Agreement (“Stock Purchase Agreement”) and General Release and Settlement Agreement (“Release and Settlement”) with Ola S. Juvkam-Wold (“Juvkam-Wold”), who was then Chief Executive Officer, President and a director of the Company.  Pursuant to the Stock Purchase Agreement, Juvkam-Wold agreed to transfer all 55,000,000 shares of Common Stock owned by him to the Company in consideration for all the issued and outstanding stock of the Company’s wholly owned subsidiary, JRE Exploration Ltd. (“JRE”), and the cancellation of all debt owed by JRE to the Company.  Pursuant to the Release and Settlement, Juvkam-Wold released the Company from any and all claims Juvkam-Wold may have against the Company or its affiliates.  The operations of JRE include the Property Option Agreement.  The sale of all issued and outstanding stock of JRE was approved by the Board.  Simultaneously with the consummation of the Stock Purchase Agreement Juvkam-Wold resigned from his positions as Chief Executive Officer of the Company and as a member of the Board.

Overview and Plan of Operation

Alterola owns IP in the field of Medicament-containing chewing gums for the treatment of obesity and eating disorders and is in the process of drafting and filing patents to protect the IP initially in Europe and the United States as well as other jurisdictions in the future as the business expands.  Mr. Soren Nielsen is our President, CEO, Treasurer, and sole director.

Our business plan is to establish partnerships with Laboratory testing outsourcing partners (LTO’s) to create and develop Nutraceutical patents and concepts based on expert knowledge of active ingredients, and chewing gum with a taste and texture on par with traditional confectionery products. The concept areas which Alterola will focus upon in the primary stage are gum products where the ingredients are already FDA approved which we expect will minimize FDA approval and time to market of the Alterola gum products. Alterola is focusing on seven new product developments which are in the areas of:

1.	Treatment of mild depression
2.	Immune defense
3.	Pick me up gum/Energy boost
4.	Motion sickness treatment
5.	Vitamins C delivery
6.	Vitamin B12 delivery
7.	Vitamin D delivery

Alterola is currently in discussion with a number of LTO’s as potential partners for the development of the above listed product areas. Alterola has identified the active ingredients for each product area and the LTO’s will measure the amounts of ingredients required and test the timing of release of the active ingredients. They will also test the taste and shelf life of the products. We intend to select the LTO based upon their pricing, availability and timing and we plan to select the preferred LTO in the next 45 days.

The gum will be branded under the brands DR GUM and HERBAGUM, Alterola expects to have the first products available for the consumer in 2011 for North America, Europe and Asia. There may also be an opportunity to ‘white label’ the gum products and allow the major gum companies to sell generic versions of the products under their own brands.

To take the products to market Alterola will need to complete a three phase process including product development, product production and product distribution.

Phase One (Product Development)
In this phase we will work with LTO’s to develop products and we expect it will take approximately 6-9 months to complete lab testing and get to the production stage.

We have identified the active ingredients for those products we intend to develop initially and we are in negotiations with LTO’s and expect to select our preferred LTO in the next 45 days.  To complete phase 1 we will need a finished product from the LTO which is fully tested by their labs.  We expect this will take 6-9 months and we are awaiting pricing terms from the various LTO’s we have met with. We believe the major hurdle to completing product development is our ability to raise funds.  We believe that the cost to bring each product through the LTO development stage is approximately $25,000 so for the seven identified product lines we would need approximately $175,000 to complete phase 1.  However we can stagger the initiation of each product line so the development costs are spread over a longer period of time. We anticipate raising such capital through the private placement of our equity securities.  However, there is no assurance that we will be able to raise sufficient capital on favorable terms, or at all.  If we consummate private placements our equity securities, our warrant and stock holders would experience dilution.

Phase Two (Product Production)
To take the products to production our board will consult with nutritionists and other industry professionals to determine the best methodology to bring the product to market. Alterola is in discussion with possible Nutraceutical manufacturers and will select production partners who would be able to manufacture our gum products for the market in commercial volumes.  We anticipate that we would initially produce 500,000 gum packs each containing 10 pieces of gum and we will need approximately $150,000 to produce 500,000 gum packs.

As of the date of this report, there have been discussions with several manufacturers who we believe can produce the products at commercial levels and we are confident there are a number of suitable partners for manufacture of our intended gum products. Until we have signed with the LTO and have tested products, there is no value in signing the production agreements as this will put an undue financial burden on the Company before we are ready for the manufacturing stage. We believe one of the hurdles to realizing our business plan is being a small Company amongst the major gum producers, manufacturers may consider our products as competitive, which may limit our ability to work with those manufacturers that have experience in this area but already have pre-existing relationships with the major gum producers and manufacturers.  However, we believe our niche positioning and willingness to ‘white label’ products should minimize this risk.  We believe our membership with the gum association will help validate our entry to market and facilitate in the creation of joint ventures with the major producers these joint ventures could help to speed up our products entry to market. Funding production will require a significant investment of funds which we do not currently have. We anticipate raising capital through equity financings but there are no assurances we will be successful in raising sufficient capital to finance our business plan.

Phase Three (Distribution)
Alterola Biotech is in discussion with distributors for the gum products mentioned above, the distributors have annual sales of 120 million USD, selling to both the online- and retail markets. Alterola expects to have an agreement in place with the distributors, when the products are ready for production.

We have identified 12 online distributors worldwide with specific access to sales channels in the areas of health foods, well being products and alternative remedies which we believe is the right route to market for our initial 7 product areas.; 2 offline distributors in US with access to direct marketing and retail distribution and 1 in Scandinavia who distributes over $10 billion of products annually in the Nordic markets. We are continuing to research further distribution partners to ensure the Company has the best routes to market upon completion of our commercial-ready products. We can sign with distributors as soon as we have manufacturing agreements in place and the major hurdle is ensuring the distributors believe in the product and want to work with the Company in marketing the product. The Company itself does not pay directly for the distribution cost as the distributor purchases the gum products from the Company. There is however a commitment from the Company to the distributor that the Company will invest into the sales and marketing of the products. The industry standard is that the Company should spend 10% of the cost to the distributor on sales and marketing. We believe the cost to the distributor would be $2.50 per product therefore the Company would commit to spending $0.25 per product on sales and marketing and based upon an initial order of 500,000 units the sales and marketing cost to the Company would be $125,000; however, these costs will be taken from the payment made by the distributor. In addition to these cost the Company will need to implement an I.T. tracking system the fixed annual cost of which is approximately $20,000. We expect that once we have reached the point of commercial distribution the distribution process will be self funding; however, we expect additional capital will be needed to secure the initial order, set up the I.T. system and increased sales and marketing for the initial product launch. We intend to  raise additional capital to complete the distribution of our products and we anticipate that we will need $200,000for this phase.  We may not be able to raise sufficient capital on favorable terms or at all.

During the next 12 months Alterola intends to partner up with 2-3 LTO partners in development of the IP and partner up with international and/or local manufacturers of Nutraceuticals to produce the gum products. Finally, we intend to find local and global distribution partners for online and local sales. With the anticipated development of these partnerships, Alterola seeks to be able to provide an end-to-end supply chain for our gum products as illustrated in the below supply diagram:

To achieve out business plan over the next 12 months Alterola will need to appoint professional management and advisors to the Company’s board of directors and we anticipate an organizational structure as below will be required:

At this time we have insufficient funds to hire the professionals we require to execute upon our business plan and we will require substantial additional funding in order to undertake the commercialization of our products. In the next 12 months, we anticipate spending approximately $500,000 on business expenses, including fees payable in connection with complying with our SEC reporting obligations. The risky nature of this enterprise and lack of tangible assets other than our IP places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable commercial product can be demonstrated. The existence of commercially exploitable IP is unknown at the present time and we will not be able to ascertain such information until we have completed the development, production and distribution of our gum products. We cannot provide investors with any assurances on our ability to raise funding for the Company, however, we aim to raise sufficient funding through equity financing and/or advances from related parties to fund all of our anticipated expenses. We do not have any arrangements in place for any future equity financing at this time.

Results of Operations

We have generated no revenue to date since inception and we do not anticipate earning revenues until such time that we enter into commercial production of the IP.  We have recently begun the development stage of our business and we can provide no assurance that we will be able to develop commercial gum compositions.  The ingredients Alterola expects to be developing will have documented effect on the treatments in focus.  When the products have proven active composition we will enter into commercial production.

We incurred operating expenses from continuing operations in the amount of $19,850 for the three months ended June 30, 2010, compared with $9,015 for the same period ended 2009. Our operating expenses for the three months ended June 30, 2010 increased from the same period largely as a result of the change in business direction which significantly increased legal fees and the concentration on the commercialization of our medicated gum IP. We would anticipate that future operating expenses will continue to increase as a result of commercializing the medicated gum IP. There will be significant investment required to develop, produce and distribute the gum products.

We incurred operating expenses from continuing operations in the amount of $60,412 for the nine months ended June 30, 2010, compared with $64,937 for the same period ended 2009.  Expenses incurred relating to discontinued operations in the nine month period ended June 30, 2010 were $2,290 and $19,555 for the comparable period of the prior year.

The main reasons for the change in expenses incurred from continuing operations for the nine month period ended June 30, 2010 compared to the comparative nine month period ended in 2009, was an increase in accounting and audit fees to $34,356 (2009- $27,137) a decrease in legal fees to $20,308 (2009 - $20,885) due to the Company entering into a stable monthly legal services agreement rather than paying per diem.  Transfer and filing fees decreased to $1,385 (2009 - $3,105).  Consulting fees were reduced to $0 (2009 - $4,000) and management fees decreased to $4,000 (2009 - $9,000) as a result of a change in management and the board of directors in May 2010.  Other expenses incurred were relatively unchanged period to period. We would expect that legal, accounting, consulting and management fees will increase in the future as a result of working toward the commercialization of our gum products. We anticipate adding new staff to our organization and working with consultants to effectively execute our business plan.

We incurred operating expenses from continuing operations of $170,626 and a loss from discontinued mining operations of $21,845 in the period from July 21, 2008 (Date of Inception) through June 30, 2010.  The  expenses of continuing operations consisted primarily of accounting and audit expenses of $67,001, legal fees of $49,336; management fees of $18,234; consulting fees of $4,000; transfer and filing fees of $4,790; stock based compensation of $26,000; interest on notes payable of $60 and general office expenses of $1,205.

We recorded a net loss of $19,850 for the three months ended June 30, 2010, compared with $9,713 for the same period ended 2009.  We recorded a net loss of $62,702 for the nine months ended June 30, 2010, compared with $84,492 for the same period ended 2009.  We recorded a net loss of $192,471 for the period from July 21, 2008 (Date of Inception) until June 30, 2010. The changes in the net loss between the periods can be attributed to the change of business direction and focus on the commercialization of our IP. The focus on creating a commercial gum product will require significant future investment and will likely result in further net losses during the development, production and distribution phases.

Liquidity and Capital Resources

As of June 30, 2010, we had total current assets of $27,025.  We had $34,878 in current liabilities as of June 30, 2010. Thus, we had a negative working capital balance of $7,853 as of June 30, 2010.

At September 30, 2009, our previous year end, we had current assets of $7,224, current liabilities of $2,375 and thus we had a working capital balance of $4,849 at September 30, 2009.

During the nine month period ended June 30, 2010, the Company issued 33,330,000 shares for a purchase price of $0.0015 for gross proceeds of $50,000.

The Company has also raised $30,000 by way of a promissory note as at June 30, 2010, and a further $50,000 by issuing a convertible promissory note subsequent to the year end.

Our assets changed during the period due to the disposal of our mining operations and acquisition of the medicated gum IP.  We anticipate filing for patent protection of our IP and continuing the commercialization of the gum products and we anticipate this will increase the value of our assets. Our current cash reserve is not sufficient to continue operations for more than 6 months and we will need to raise additional capital to execute on our business plan. We expect to raise additional capital to fund our operations until the point at which we can commercialize our products and reach operating profitability. In the short term, we will also rely on related party advances to cover the cost of operations until we are able to consummate a private placement of our equity securities, although no related parties are required to or have presently agreed to advance such funds.  There are no assurances that we will be successful in closing a private placement or related party advances, and this poses a significant risk to our continuing operations.

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant IP development activities beyond those planned for the current fiscal year.

Off Balance Sheet Arrangements

As of June 30, 2010, there were no off balance sheet arrangements.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2010, the Company has negative working capital of $7,853, has yet to achieve profitable operations, has accumulated losses of $140,225 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they become due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Changes in Internal Control over Financial Reporting

Further, there were no changes in the Company’s internal control over financial reporting during the Company’s third fiscal quarter of 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Readers are cautioned that our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

Incorporated by reference to the Company’s Current Reports on Form 8-K.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

On July 9, 2010, the holders of 88,330,000 shares representing 66.55% of the issued and outstanding voting securities of the Company (the “Majority Securityholders”) approved, in each case by written consent, the following amendments to the Company’s Certificate of Incorporation.

Change in Name

The Majority Securityholders approved a change to the Company’s name from “Jedediah Resources Corp.” to “Alterola Biotech Inc.”

Increase in Authorized Shares

The Majority Securityholders approved an increase of the Company’s authorized Common Stock, from 90,000,000 shares of Common Stock to 140,000,000 shares of Common Stock.  The number of shares of authorized capital stock set forth in the Company’s amended and restated certificate of incorporation is necessary for the Company to have sufficient additional authorized stock for financing the Company’s business, for acquiring other businesses, for forming strategic partnerships and alliances and for stock dividends and stock splits.  The number of shares of preferred stock remains unchanged at 10,000,000.

Forward Split

 The Majority Securityholders approved a 10 for 1 forward split of the outstanding Common Stock (“Forward Split”), which may improve the price level of the Common Stock by lowering its per share price, which could help generate interest in the Company among investors and facilitate other business opportunities.  Although the Forward Split will become effective upon the review and approval of the Financial Industry Regulatory Authority, all references in Part II of this report to the number of shares of Common Stock have been restated to reflect the Forward Split.

Item 5.     Other Information

Effective May 3, 2010, Mads Munch resigned as the Company’s Secretary.

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

ALTEROLA BIOTECH INC.

Date:	August 16, 2010

By: /s/ Soren Nielsen Soren Nielsen Title: Chief Executive Officer, Chief Financial Officer and Director