Form 10-K
period 2010-09-30
ALTEROLA BIOTECH INC.
filed 2011-01-13
CIK 1442999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark one)
☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended September 30, 2010

☐	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Alterola Biotech Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	333-156091	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

228 Hamilton Avenue, 3rd Floor Palo Alto, California	94301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +45-8842 9181

Securities registered pursuant to Section 12 (b) of the Act - None
Securities registered pursuant to Section 12(g) of the Act: - None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.
     Yes ☐          No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
     Yes ☒          No ☐

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes ☒          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer”, accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
     Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
     Yes  ☐  No ☐

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on December 1, 2010, as reported on the OTC Bulletin Board, was not applicable as the Common Stock was not quoted on the OTC Bulletin Board at that time.

As of January 10, 2011, there were 92,980,000 shares of Common Stock issued and outstanding.

ALTEROLA BIOTECH INC.
Index to Contents

Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects", “intend”, “estimate”, “plan” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

•	our status as a development stage company;

•	removal of our securities from OTC Bulletin Board quotation system, or the ability to have our securities quoted on OTC Bulletin Board or listed on another exchange following our business combination;

•	conflicts of interest of our officers and directors;

•	potential current or future affiliations of our officers and directors with competing businesses;

•	our ability to obtain additional financing if necessary;

•	the control by our existing stockholders of a substantial interest in us;

•	our being deemed an investment company;

•	our dependence on our key personnel;

•	business and market outlook;

•	future effective tax rates; and

•	compliance with applicable laws.

These risks and others described under “Risk Factors” are not exhaustive.

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

Item 1 - Business

General

Alterola Biotech Inc. (“Alterola”, the “Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on July 21, 2008 under the name “Jedediah Resources Corp.”  We are a development stage company.  The Company’s fiscal year-end is September 30.

The Company was formed for the purpose of acquiring exploration and development stage mineral properties.  On October 1, 2008, the Company incorporated JRE Exploration Ltd (“JRE”), a wholly owned subsidiary in Canada for the purpose of holding its Canadian mineral claims.  On May 3, 2010, the Company changed its focus to the development of intellectual property and accordingly sold JRE to Ola Juvkam-Wold (“Juvkam-Wold”), the former chief executive officer of the Company. In keeping with the change of business focus, on July 9, 2010 the Company changed its name to Alterola Biotech Inc.

Prior to May 3, 2010, we were in the business of mineral exploration.  On May 3, 2010, the Company entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) and General Release and Settlement Agreement (“Release and Settlement”) with Juvkam-Wold who was then the chief executive officer and a director of the Company.  Pursuant to the Stock Purchase Agreement, Juvkam-Wold agreed to transfer all 55,000,000 shares of common stock of the Company (“Common Stock”) owned by him to the Company in consideration for all the issued and outstanding stock of JRE, and the cancellation of all debt owed by JRE to the Company.  Pursuant to the Release and Settlement, Juvkam-Wold released the Company from any and all claims Juvkam-Wold may have against the Company or its affiliates.  Simultaneously with the consummation of the Stock Purchase Agreement, Juvkam-Wold resigned from his positions as Chief Executive Officer of the Company and as a member of the Board.

On May 3, 2010, we entered into an Intellectual Property Assignment Agreement (“IP Agreement”) with Mr. Soren Nielsen, our Chief Executive Officer, President and sole director (“Nielsen”), pursuant to which Nielsen transferred his right, title and interest in all intellectual property relating to certain chewing gum compositions having appetite suppressant activity (“the Intellectual Property” or “IP”) to the Company in consideration for the issuance of 55,000,000 newly issued shares of Common Stock.  Following the acquisition of the IP we changed our business direction and are now pursuing the development of a chewing gum with nutraceutical delivery properties.  The term nutraceutical combines the words ‘nutrition’ and ‘pharmaceutical’ and refers to food or food products that provide health and medical benefits, including the prevention and treatment of disease.

Effective July 9, 2010, the Company’s Board of Directors authorized a 10 for 1 forward stock split of the issued and outstanding Common Stock.  The authorized number of common shares was increased from 90,000,000 to 140,000,000 with a par value of $0.001 per share.  The number of authorized shares of preferred stock remained unchanged at 10,000,000 with a par value of $0.001 per share.

Subsequent to the September 30 fiscal year end, on November 17, 2010, Nielsen entered into a stock cancellation agreement with the Company whereby 40,000,000 shares of Common Stock were returned to treasury and cancelled.  In consideration the Company will issue to Nielsen options to acquire Common Stock pursuant to a stock option plan which the Company intends to adopt in the future on such terms as determined by the Company’s Board of Directors.  In accordance with SAB Topic 4-C, the Company recorded the cancellation retroactively as of September 30, 2010, as a reduction to the par value of common stock with a corresponding increase to additional paid-in capital.

On December 21, 2010, the Company issued 250,000 shares at $0.20 for aggregate proceeds of $50,000.

Overview and Plan of Operation

Alterola owns IP in the field of medicament-containing chewing gums for the treatment of obesity and eating disorders and is in the process of drafting and filing patents to protect the IP initially in Europe and the United States. The Company may seek IP protection in other jurisdictions in the future.  Medicament refers to something that treats or prevents or alleviates the symptoms of disease.

Our business plan is to establish partnerships with laboratory testing outsourcing partners (LTO’s) to create and develop nutraceutical patents and concepts based on expert knowledge of active ingredients, and chewing gum with a taste and texture on par with traditional confectionery products. The concept areas which Alterola will focus on in the primary stage are gum products where the ingredients are already FDA approved, which we expect will hasten FDA approval and shorten the time to market of Alterola; gum products. Alterola is focusing on seven new product developments which are in the areas of:

1.	Treatment of mild depression
2.	Immune defense
3.	Pick me up gum/Energy boost
4.	Motion sickness treatment
5.	Vitamins C delivery
6.	Vitamin B12 delivery
7.	Vitamin D delivery

Alterola is currently in discussion with a number of LTO’s as potential partners for development in the above - listed product areas. Alterola has identified the active ingredients for each product area and the LTO’s will measure the amount of ingredients required and test the timing of release of the active ingredients. They will also test the taste and shelf life of the products. We intend to select LTO’s based upon their pricing, availability and timing.

It is intended that the gum will be branded under the brands DR GUM and HERBAGUM.  Alterola expects to have the first products available for consumers in 2011 in North America, Europe and Asia. There may also be an opportunity to ‘white label’ the gum products and allow the major gum companies to sell generic versions of the products under their own brands.

To take the products to market Alterola will need to complete a three phase process including product development, product production and product distribution.

Phase One (Product Development)
In this phase, we will work with LTO’s to develop new products. We expect it will take approximately 6-9 per product months to complete lab testing and get to the production stage.

We have identified the active ingredients for those products we intend to develop initially in the areas of stress relief and weight loss and we are in negotiations with LTO’s. To complete phase one, we will need a finished product from the LTO which has been fully tested by their labs.  We expect this will take 6-9 months and we are awaiting pricing terms from the various LTO’s we have met with. We believe the major hurdle to completing product development is our ability to raise funds.  We believe the cost of product development to bring each product through the LTO development stage is approximately $25,000 based on discussions with prospective LTOs.  We anticipate raising such capital through the private placement of our equity or debt securities.  However, there is no assurance we will be able to raise sufficient capital on favorable terms, or at all.  If we consummate private placements of our securities, our current warrant and stock holders would experience dilution.

Phase Two (Product Production)
To take the products to production our board will consult with nutritionists and other industry professionals to determine the best methodology. Alterola is in discussion with possible nutraceutical manufacturers and will select production partners able to manufacture our gum products for the market in commercial volumes.  The source of raw materials and location of manufacture will most likely be China or Malaysia. We have identified several potential partners who can deliver materials in volumes to meet our demands and we do not anticipate any problems with obtaining the required supply.  At this time we have not signed any binding agreements so we cannot identify suppliers until such time as we have signed final agreements. We anticipate that we would initially produce 500,000 gum packs each containing 10 pieces of gum and we will need approximately $150,000 to produce 500,000 gum packs. The costs outlined are based upon initial discussions and quotations from product manufacturers and we anticipate that the cost for each product will be relatively constant.

As of the date of this report, there have been discussions with several manufacturers who we believe can produce the products at commercial levels at a reasonable cost, and we are confident there are a number of suitable partners for manufacture of our intended gum products.  Until we have signed with the LTO and have developed, tested and received such governmental and other approvals as necessary for our products, there is no value in signing the production agreements as this will put an undue financial burden on the Company before we are ready for the manufacturing stage. We believe one of the hurdles to realizing our business plan is being a small company amongst the major gum producers, and that manufacturers may consider our products as competitive, which may limit our ability to work with those manufacturers that have experience in this area but already have pre-existing relationships with the major gum producers and manufacturers.  However, we believe our niche positioning and willingness to ‘white label’ products should minimize this risk.  We believe our membership with the ingredient suppliers will help facilitate in the creation of joint ventures with major gum producers and could help to expedite our products entry to market; international association of chewing gum manufacturers and ingredient suppliers.  Funding production will require a significant investment of cash which we do not currently have. We anticipate raising capital through equity or debt financings but there are no assurances we will be successful in raising sufficient capital to finance our business plan on acceptable terms or at all.

Phase Three (Distribution)
Alterola is in discussion with distributors for the gum products mentioned above, selling to both the online and retail markets. Alterola expects to have an agreement in place with distributors when the products are ready for production.  There is no assurance that Alterola will be able to capture any portion of the gum market.

We have identified numerous online distributors worldwide with specific access to sales channels in the areas of health foods, well being products and alternative remedies, all of which we believe are the proper channels to market our initial seven product areas. We have also identified two offline distributors in the US with access to direct marketing and retail distribution, and one in Scandinavia.  We are continuing to research further distribution partners to ensure the Company has the best routes to market upon completion of our products. We expect additional capital will be needed to secure initial orders, set up an information technology system and consummate and increase sales and marketing for the initial product launch. We intend to raise additional capital to complete the distribution of our products and we anticipate that we will need $200,000 for this phase.  We may not be able to raise sufficient capital on favorable terms or at all.

During the next 12 months Alterola intends to partner up with between two to three LTO partners in development of the IP and partner up with international and/or local manufacturers of nutraceuticals to produce the gum products. Finally, we intend to find local and global distribution partners for online and local sales. With the anticipated development of these partnerships, Alterola seeks to be able to provide an end-to-end supply chain for our gum products.

Employees

To achieve our business plan over the next 12 months, we will need to appoint professional management and advisors to the Company’s board of directors and we anticipate an organizational structure as below will be required:

At this time we have insufficient funds to hire the professionals we require to execute our business plan, and we will require substantial additional funding in order to undertake the commercialization of our products. In the next 12 months, we anticipate spending approximately $500,000 on business expenses, including fees payable in connection with complying with our Securities and Exchange Commission (“SEC”) reporting obligations. The risky nature of this enterprise and lack of tangible assets other than our IP places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable commercial product can be demonstrated. We cannot provide investors with any assurances on our ability to raise funding for the Company, however, we aim to raise sufficient funding through equity or debt financing and advances from related parties to fund all of our anticipated expenses. We do not have any arrangements in place for any financing at this time.  Currently there are no full time or part time employees.

Competition

The chewing gum and Nutraceutical businesses are highly competitive. Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do. The principal methods of competition include brand recognition, price and price promotion, new product introductions, packaging changes, distribution methods, and advertising. We will also compete for distributors, shelf space and customers primarily with other gum companies.  We believe our main competitors are Gumlink and Wrigley.

Government Regulation

At this time, our products are not at the manufacturing stage so we are not subject to government regulation.  However, once production begins we will need to ensure that only safe and approved ingredients are used in the manufacturing of the chewing gum. We must ensure quality controls are in place during all phases of production to ensure that the ingredients and the end products comply with the requirements and limits set by regulatory authorities. As our products will be manufactured by third party suppliers who already produce gum products, we believe their systems and procedures are already substantially compliant with regulations.  In addition to confirming this and monitoring the manufacturing process, Alterola will ensure that all ingredients are sourced from reputable suppliers and that controls are in place to ensure high quality production processes are followed.

The ingredients we plan to use in our gum products fall under the GRAS (Generally Regarded As Safe) Regulations of the FDA.  Under Sections 201(s) and 409 of the Federal Food, Drug, and Cosmetic Act (the Act), any substance that is intentionally added to food is a food additive, is subject to premarket review and approval by the FDA, unless the substance is generally recognized, among qualified experts, as having been adequately shown to be safe under the conditions of its intended use, or unless the use of the substance is otherwise excluded from the definition of a food additive.  Upon producing commercial ready products, we will need to follow the FDA GRAS process to obtain clearance for the sale of our products. The GRAS clearance process typically takes 180 days but there is no guarantee that the notice process will not take longer than anticipated or that the final gum products will be recognized under the GRAS regulations.

A patent application for chewing gum having appetite suppressant qualities has been filed with the relevant US and UK intellectual property offices. At this time, the patents are pending approval.

Research and Development

Approximately 2,200 hours in the aggregate have been spent on research and development during the previous two years.

Item 1A - Risk Factors

RISKS RELATED TO OUR BUSINESS

We are still in an early stage of development and have a limited history of operations.

We were founded in 2008 and changed our business focus in 2010 from mining to the development of a chewing gum with nutraceutical delivery properties and have only recently commenced operations under our new business plan. We expect to incur losses in the future as we implement our business plans and improve our development production, distribution, sales and marketing capabilities. We cannot anticipate when, or if, we will generate adequate revenues to achieve positive cash flow or profitability.

The success of our business depends on our ability to successfully develop and commercialize our intellectual property relating to certain chewing gum compositions having appetite suppressant activity.

The success of our chewing gum business is dependent upon our ability to develop final products that receive market acceptance, sell and distribute our products and overcome all production issues related to high-volume production.  All we have at this time is intellectual property relating to certain chewing gum compositions having appetite suppressant activity properties.  If we are unable to accomplish these developmental milestones our business will be adversely affected and we may not realize any profit from our operations.

If we are unable to develop and commercialize our products within our anticipated time frame we will not be able to generate any sales or revenues and may be forced to cease operations.

Although we anticipate we will develop products and commercialize our intellectual property within the time frame set forth herein, we may not be able to meet our timeline and it may take significantly longer for us to develop and commercialize our products.  If we are unable to timely bring our products to market, we will not generate any revenue or make any sales and our future operating prospects may be materially harmed.

We face substantial capital requirements that we may not be able to satisfy, and which may cause us to delay, scale back or eliminate some or all of our existing development or future business initiatives, and which creates substantial doubt as to our ability to fund future operations and continue as a going concern.

We are engaged in developing a nutraceutical chewing gum.  Our operating and capital requirements in connection with planned development, testing, production, distribution, sales and marketing activities will be significant. We are not currently generating any revenues from operations to fund these activities and are dependent on the receipt of funding from cash raised in equity and debt financings to continue with our business plan. We currently do not have any commitment for such financing. No assurance can be given that we will be successful in obtaining additional financing under terms acceptable to us or in amounts sufficient to fund our operating activities. The funds that we may raise, if any, may not allow us to maintain our current and planned operations and such additional financing could result in the dilution of shareholders’ percentage interests in the Company. If we are unable to obtain additional capital, we may be required to delay, scale back or eliminate some or all of our development of existing or future business initiatives, and therefore there is substantial doubt as to the Company’s ability to fund future operations and continue as a going concern.

The chewing gum business is highly competitive.

The chewing gum and nutraceutical businesses are highly competitive. Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do. The principal methods of competition include brand recognition, price, new product introductions, packaging changes, distribution methods and advertising. We will also compete for distributors, shelf space and customers primarily with other gum companies.

We compete in an industry that is brand-conscious, so brand name recognition and acceptance of our products are critical to our success.

Our business is substantially dependent upon awareness and market acceptance of our products and brands by our targeted consumers. Our chewing gum products are too early in the product development cycle to determine whether they will achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers. We believe that the success of our product name brands will also be substantially dependent upon acceptance of our product name brands. Accordingly, any failure of our brands to achieve, maintain or increase acceptance or market penetration would likely have a material adverse affect on our revenues and financial results.

We compete in an industry characterized by rapid changes in consumer preferences and public perception, so our ability to develop new products to satisfy consumers’ changing preferences will determine our long-term success.

Our future success will depend, in part, upon our ability to develop and introduce different and innovative chewing gum products. In order to achieve and expand our market share, we must continue to develop and introduce various products, although there can be no assurance of our ability to do so. Product lifecycles for chewing gum brands and/or products and/or packages may be limited to a few years before consumers’ preferences change. There is no assurance that we will be able to develop and produce a product that achieves acceptance in the market place and will become profitable for us.  Our inability to respond to changes in consumer preferences can be expected to harm our results of operations and future growth.

We may face risks associated with product liability claims and product recalls.

We may experience product liability litigation and product recalls arising from defectively manufactured products or packaging. We expect to obtain and maintain product liability insurance insuring our operations from any claims associated with product liability in an amount that will be sufficient to protect us. Although we expect to have product liability insurance, we may not have insurance coverage sufficient in amount and scope against potential liabilities or the claims may be excluded from coverage under the terms of the policy. Furthermore, product liability insurance is becoming increasingly expensive. As a result, we may not be able to obtain sufficient amounts of insurance coverage, obtain additional insurance when needed, or obtain insurance at a reasonable cost, which could prevent or inhibit the commercialization of our products. If we are sued for any injury caused by our products, our liability could equal a material portion, or even exceed, our total assets. Any claims against us, regardless of their merit or eventual outcome, could have a detrimental effect upon our business, operating results and financial condition.  We do not maintain product recall insurance. In the event we were to experience product liability or product recall claims, our business operations and financial condition could be materially and adversely affected.

If we are not able to retain the full time services of Soren Nielsen, it will be more difficult for us to manage our operations and our operating performance could suffer.

Our business is dependent, to a large extent, upon the services of Soren Nielsen, our President, Chief Executive Officer and Chairman of the Board. We do not have a written employment agreement with Mr. Nielsen. In addition, we do not maintain key person life insurance on Mr. Nielsen. Therefore, in the event of the loss or unavailability of Mr. Nielsen, there can be no assurance that we would be able to locate in a timely manner or employ qualified personnel to replace him. The loss of the services of Mr. Nielsen or our failure to attract and retain other key personnel over time would jeopardize our ability to execute our business plan and could have a material adverse effect on our business, results of operations and financial condition.

Future financings could adversely affect common stock ownership interest and rights in comparison with those of other security holders.

Our board of directors has the power to issue additional shares of common or preferred stock without stockholder approval. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders.  If we issue any additional common stock or securities convertible into common stock, such issuance will reduce the proportionate ownership and voting power of each other stockholder. In addition, such stock issuances might result in a reduction of the book value of our common stock.

The manufacturing process we expect to use is not patented.

None of the manufacturing processes we expect to use in producing our products are subject to a patent or similar intellectual property protection. Although we are in the process of obtaining intellectual property protection for our various chewing gum products and their component parts, invention, currently our only protection against a third party using our recipes and processes is confidentiality agreements we expect to enter into with the companies that produce our products and with our employees who have knowledge of such processes. If our competitors develop substantially equivalent proprietary information or otherwise obtain access to our knowledge, we will have greater difficulty in competing with them for business, and creating our market share.

Our intellectual property patent pending does not assure that competitors or others cannot eventually develop chewing gum similar or superior to the products we expect to manufacture.

We regard our intellectual property as critical to our future success. Our patents are pending with the U.S. Patent and Trademark Office and the UK Intellectual Property Office.  We attempt to protect such property with registered and common law protections, restrictions on disclosure and other actions to prevent infringement.  We believe product packages and artwork will be important to our success and we would take action to protect against imitation of our packaging and trade dress and to protect our trademarks and copyrights, as necessary. We also expect to rely on a combination of laws and contractual restrictions, such as confidentiality agreements, to establish and protect our proprietary rights, trade dress and trade secrets. However, laws and contractual restrictions may not be sufficient to protect the exclusivity of our intellectual property rights, trade dress or trade secrets.

We cannot be certain that any of our intellectual property will be granted a patent or if they are so granted that such patent will provide meaningful protection. The status of patents involves complex legal and factual questions and the breadth of claims issued is uncertain. Accordingly, there can be no assurance any patents that may be issued to us in the future will afford protection against competitors with similar intellectual property. In addition, no assurances can be given that patents to be issued in the future to us will not be infringed upon, reverse engineered or designed around by others or that others will not obtain patents that we would need to license reverse engineer or design around. If future patents containing broad claims are upheld by the courts, the holders of such patents could require other companies, which could potentially include us, to obtain intellectual property licenses from them or else to reverse engineer or design around those patents. If we are found to be infringing upon third-party patents, there can be no assurance that we would be able to design around or reverse engineer such patents or that any necessary licenses would be available on reasonable terms, if at all.

There can be no assurance that other third parties will not infringe or misappropriate our trademarks and similar proprietary rights. We could incur substantial costs in defending ourselves and potentially others in litigation or prosecuting infringement claims against third parties. If the outcome of any such litigation were unfavorable to us, our business, financial condition and results of operations could be seriously impacted. If we lose some or all of our intellectual property rights, our business may be materially and adversely affected.

In addition to patent protection, we will rely on the law of unfair competition and trade secrets to protect our proprietary rights. We consider several elements of our product design and production process to be trade secrets. We attempt to protect our trade secrets and other proprietary information through agreements with employees, consultants, subcontractors, customers and suppliers, enforcement of state and federal statutory and common law, and other security measures. However, third parties may independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets or disclose such technology, which could have a detrimental effect on our business, results of operations and financial condition. We cannot be certain that our efforts to vigorously protect our rights will always be successful.

We may not be able to establish and manage our operations effectively.

We commenced operations under our new business model in 2010 and anticipate rapid growth in the future. We are in the process of establishing our business capabilities in order to finalize the development and production of our products and introduce our products and capture market opportunities. As we continue to grow, we must continue to improve our operational and financial systems, procedures and controls. In order to fund our on-going operations and our future growth, we need to have sufficient internal sources of liquidity or access to additional financing from external sources. Furthermore, our management will be required to maintain and strengthen our relationships with our future LTO’s, distributors, customers, suppliers and other third parties. As a result, our anticipated expansion will place significant strains on our management personnel, systems and resources. We also will need to further strengthen our internal control and compliance functions to ensure that we will be able to comply with our legal and contractual obligations and minimize our operational and compliance risks. Our current and planned operations, personnel, systems, internal procedures and controls may not be adequate to support our future growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

We expect to depend on third parties to supply key raw materials to us. Failure to obtain a sufficient supply of these raw materials in a timely fashion and at reasonable costs could significantly delay or cancel our production and shipments, which would have a material adverse impact on our ability to generate revenue.

We expect to purchase certain key raw materials from domestic and foreign suppliers on the basis of purchase orders. We may not be able to obtain sufficient supply of these raw materials from our suppliers or establish alternate suppliers in a timely fashion or at a reasonable cost, or these raw materials may not comply with our specifications.  Our failure to secure a sufficient supply of key raw materials would result in a significant delay or cancellation in our production and shipments. Failure to obtain a sufficient supply of these raw materials at a reasonable cost could harm our revenue, gross profit margins and future growth prospects.

Fluctuations in prices and availability of raw materials could increase our costs or cause delays in shipments, which would adversely impact our business and results of operations.

Our operating results could be adversely affected by increases in the cost of raw materials. If we are not been able to fully offset the effects of higher costs of raw materials through price increases to customers or by way of productivity improvements, our net profit will be harmed.

We will be dependent on third-party manufacturers to create our products. If these factories fail to properly follow the manufacturing process, resulting in defective gum products, our reputation could be severely damaged and our sales could be materially and adversely affected.

We expect third party manufacturers to manufacture our chewing gum products.  If these third-party manufacturers fail to manufacture in accordance with our specifications, our products will not gain widespread acceptance and our reputation could be severely damaged. In addition, if these manufacturers are unable to produce a sufficient number of products and we cannot timely find qualified alternative manufacturers, our sales and results of operations could be materially and adversely affected.

We expect to rely on third parties whose operations are outside our control.

We expect to rely on arrangements with third-party manufacturers, suppliers, distributors, shippers and carriers for production, shipment, storage and sales of our products. As a result, we may be subject to disruptions and increased costs due to factors that are beyond our control, including operational issues of those third parties, labor strikes, inclement weather, natural disasters and rapidly increasing fuel costs. If the services of any of these third parties become unsatisfactory, we may experience delays in meeting our customers’ product demands and we may not be able to find a suitable replacement on a timely basis or on commercially reasonable terms or at all. Any failure of operations at any such third parties’ business may harm our revenue and our future operating prospects, damage our reputation and could cause us to lose customers.

The success of our business depends on our ability to attract, train and retain highly skilled employees and key personnel.

Because of the specialized nature of our business, we must attract, train and retain a workforce comprised of highly skilled employees and other key personnel. As we are commencing operations and expect our business to grow rapidly, our ability to train and integrate new employees into our operations may not meet the requirements of our growing business. Our failure to attract, train or retain highly skilled employees and other key personnel in numbers that are sufficient to satisfy our needs would materially and adversely affect our business.

Risks Concerning our Securities

Our common stock has a limited trading market.

While our common stock is currently quoted on the Pink Sheets under the symbol PINK:ALTA, an active trading market has not developed and we do not have a significant public float.  In the absence of an active trading market, you may have difficulty buying and selling or obtaining market quotations for our stock, the market visibility for our stock may be limited, and the lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

Preferred Stock may limit financing and business combination opportunities.

Our ability to issue 10,000,000 shares of preferred stock (none of which are currently outstanding) may limit our ability to obtain debt or equity financing as well as impede our potential takeover, which takeover may be in the best interest of stockholders. Our ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.  In addition, current and potential stockholders could lose confidence in our financial reporting, which could have a material adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent financial fraud. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting for the year ending September 30, 2010.  During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We are likely to remain subject to “penny stock” regulation and as a consequence there are additional sales practice requirements and additional warning issued by the SEC.

As long as the trading price of our common stock is below $5.00 per share, the open-market trading of our common stock will be subject to the “penny stock” rules of the SEC. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability of broker-dealers to sell the common stock and may affect a stockholder’s ability to resell the common stock.

There can be no assurance that our common stock will qualify for exemption from the “penny stock” rules. In any event, even if our common stock is exempt from such rules, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of a “penny stock” if the SEC finds that such a restriction would be in the public interest.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market.

Item 1B—Unresolved Staff Comments

None

Item 2 - Properties

The Company currently maintains a mailing address and rents virtual office facilities at 228 Hamilton Avenue - 3rd Floor Palo Alto, CA 94301. The Company’s telephone number there is (650) 209-8084.  We also have a rented office in Denmark at Birkedommervej 30, 2400 Kobenhagen, Denmark.

Item 3 - Legal Proceedings

The Company and its properties are not a party or subject to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Trading and Eligibility for Future Sale

The Company’s common stock is currently being quoted on the Pink Sheets under the trading symbol is PINK:ALTA. Until September 21, 2010, our common stock was listed for quotation on the Over-the-Counter Bulletin Board under the symbol OTC:JEDE.  As of September 21, 2010, our common stock failed to comply with Rule 15c2-11 and was delisted to the Pink Sheets.  On November 1, 2010, our trading symbol changed to “ALTA.”  The following tables set forth, for the calendar quarter indicated, the range of high and low bid information for our common stock as reported on the OTC Bulletin Board.  Trading in the common stock on the OTCBB and Pink Sheets has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.  Further, the quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions.

	High		Low
2010 by Quarter
July 1, 2010 - September 30, 2010		$0.25		$0.10
April 1, 2010 – June 30, 2010	$	N/A	$	N/A
January, 2010 - March 31, 2010	$	N/A	$	N/A
October 1, 2009 - December 31, 2009	$	N/A		N/A

2009 by Quarter
July 1, 2009 - September 30, 2009	$	N/A		N/A
April 1, 2009 – June 30, 2009	$	N/A	$	N/A
January, 2009 - March 31, 2009	$	N/A	$	N/A
October 1, 2008 - December 31, 2008	$	N/A		N/A

Holders

As of January 10, 2011, there were 92,980,000 shares of our common stock outstanding held by approximately 45 stockholders of record.  The number of our stockholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividend Policy

We have not paid any cash dividends on our common stock to date, and we have no intention of paying cash dividends in the foreseeable future. Whether we will declare and pay dividends in the future will be determined by our board of directors at their discretion, subject to certain limitations imposed under the Nevada Corporations Law.  The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

Recent Sales of Unregistered Securities

On December 21, 2010, we consummated the first closing of 250,000 shares of common stock of the Company for a purchase price of $0.20 per share for an aggregate of $50,000 in a private placement of a minimum of 200,000 and a maximum of 2,000,000 shares of our common stock.  The issuance was exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 promulgated thereunder or Regulation S as it applies to non-U.S. Persons.

On July 23, 2010, we entered into a $50,000 unsecured convertible promissory note (the “Promissory Note”) with Paramount Trading Company Inc. (the “Lender”).  Under the terms of the Promissory Note, the Lender will receive the principal amount of $50,000, plus interest at the rate of 12% per annum, on July 24, 2011; provided, however, the Lender shall have the right to convert all, or any portion, of the outstanding principal plus all accrued interest into a number of fully paid and non-assessable whole shares of the Company's common stock as derived from the fair market value of the Company’s common stock at the time of exercise. The Promissory Note may be prepaid by the Company at any time without penalty or premium. The issuance was exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 promulgated thereunder.

On May 3, 2010, we issued to Mr. Nielsen 55,000,000 shares of our common stock in exchange for Mr. Nielsen having transferred his right, title and interest in all intellectual property relating to certain chewing gum compositions having appetite suppressant activity. The issuance was exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 promulgated thereunder.

On January 5, 2010, we issued 33,330,000 shares of our common stock to Murrayfield Limited in a private transaction for $50,000.  The issuance was exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 promulgated thereunder.

Repurchases of Equity Security

None

Item 6 - Selected Financial Data

Not applicable.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)     Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects", “intend”, “estimate”, “plan” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

•	our status as a development stage company;

•	conflicts of interest of our officers and directors;

•	our ability to obtain additional financing if necessary;

•	our dependence on our key personnel;

•	business and market outlook;

•	future effective tax rates; and

•	compliance with applicable laws.

These risks and others described under “Risk Factors” are not exhaustive.

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

We have generated no revenue to date since inception and we do not anticipate earning revenues until such time that we enter into contract for the purchase of our chewing gum products.  We have recently begun the development stage of our business and we can provide no assurance that we will be able to develop, produce or sell commercial gum compositions.   The ingredients Alterola expects to be developing will have documented effect on the treatments in focus.  If the products have proven active composition, we will seek to enter into commercial production.

We incurred operating expenses from operations in the amount of $66,169 for the three months ended September 30, 2010, compared with $12,745 for the comparative period of 2009. Our expenses for the three months ended September 30, 2010 increased from the same period largely as a result of the change in business direction which significantly increased legal fees and the concentration on the commercialization of our Nutraceutical gum IP.  We anticipate that future operating expenses will continue to increase as a result of commercializing the Nutraceutical gum IP. There will be significant investment required to develop, produce and distribute the gum products.  We incurred operating expenses from operations in the amount of $126,781 for the year ended September 30, 2010, compared with $97,328 for the year ended September 30, 2009.

The main reasons for the change in expenses incurred from operations for the year ended September 30, 2010 compared to the prior year were: an increase in accounting and audit fees to $41,156 (2009- $31,895), and an increase in legal fees to $38,759 (2009 - $27,064) due to the Company entering into a monthly legal services agreement rather than paying per diem.  Transfer and filing fees increased to $3,456 (2009 - $3,405).  Consulting fees increased to $9,930 (2009 - $4,000) and management fees increased to $19,900 (2009 - $12,000) as a result of a change in management and the board of directors in May 2010.   Travel expenses increased to $6,700 (2009 - $270) due to our CEO Soren Nielsen making business trips to Singapore, Denmark, Norway, Basle and Malaysia in order to meet with potential partners, suppliers, manufacturers and other complimentary businesses to further Alterola’s endeavors; Rent increased to $2,888 (2009 - $nil) as a result of opening corporate offices in Copenhagen, Denmark.  Communication costs increased to $1,212 (2009 - $nil) also as a result of opening the office in Copenhagen.  Mineral property option and exploration costs decreased to $1,866 (2009 - $18,007) as a result of the change in business focus of the Company.  Other expenses incurred were relatively unchanged period to period. We would expect that legal, accounting, consulting and management fees will increase in the future as a result of working toward the commercialization of our gum products. We anticipate adding new staff to our organization and working with consultants to execute our business plan.

We incurred operating expenses of $256,550 in the period from July 21, 2008 (Date of Inception) through September 30, 2010.  The operating expenses consisted primarily of accounting and audit expenses of $73,801, legal fees of $69,335; management fees of $34,134; consulting fees of $13,930; mineral property option and exploration costs of $19,873; transfer and filing fees of $6,861; stock based compensation of $26,000; travel of $6,970; rent of $2,888; communication costs of $1,212; interest on notes payable of $2,090 and bank charges of $1,217.

We recorded a net loss of $66,169 for the three months ended September 30, 2010, compared with $12,745 for the comparative period in 2009.  We recorded a net loss of $128,871 for the year ended September 30, 2010, compared with loss of $97,238 for the year ended September 30, 2009.  We also have incurred accumulated losses of $258,640 for the period from July 21, 2008 (Date of Inception) until September 30, 2010. The changes in the net loss between the periods can be attributed to the change of business direction and focus on the commercialization of our IP. The focus on creating a commercial gum product will require significant future investment and will likely result in further net losses during the development, production and distribution phases.

Liquidity and Capital Resources

As of September 30, 2010, we had total current assets of $528.  We had $85,750 in current liabilities as of September 30, 2010. Thus, we had a negative working capital balance of $85,222 as of September 30, 2010.

At September 30, 2009, our previous year end, we had current assets of $7,224, current liabilities of $2,375 and thus we had a working capital balance of $4,849 at September 30, 2009.

During the year ended September 30, 2010, the Company issued 33,330,000 shares of common stock for $0.0015 for gross proceeds of $50,000.

The Company also raised an additional $30,000 by way of a promissory note, and a further $50,000 by issuing convertible promissory notes during the year ended September 30, 2010.

Our assets changed during the period due to the disposal of our mining operations and acquisition of the Nutraceutical gum IP.  We anticipate that continuing the commercialization of the gum products and receiving patent protection for our IP will increase the value of our assets. Our current cash reserve is not sufficient to continue operations for more than 6 months and we will need to raise additional capital to execute on our business plan. We expect to raise additional capital to fund our operations until the point at which we can commercialize our products and reach operating profitability. In the short term, we will also rely on related party advances to cover the cost of operations until we are able to consummate a private placement of our equity securities, although no related parties are required to or have presently agreed to advance such funds.  There are no assurances that we will be successful in closing a private placement or related party advances, and this poses a significant risk to our continuing operations.

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant IP development activities beyond those planned for the current fiscal year.

Off Balance Sheet Arrangements

As of September 30, 2010, there were no off balance sheet arrangements.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2010, the Company has negative working capital of $85,222, has yet to achieve profitable operations, has accumulated losses of $258,640 since its inception (July 21, 2008) and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they become due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity or debt financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

 Item 7A - Quantitative and Qualitative Disclosures about Market Risk

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 8 - Financial Statements and Supplementary Data

The required financial statements begin on page F-1 of this document.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the Company’s fiscal years ended September 30, 2009 and 2008, and through July 22, 2010, there were no disagreements with BDO Canada on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which disagreements, if not resolved to the satisfaction of BDO Canada, would have caused BDO Canada to make reference thereto in its reports on the financial statements.  The Company engaged De Joya Griffith & Company, LLC (“De Joya”) as its auditors as of July 23, 2010.  As of July 23, 2010 and through the date of this Annual Report, there have been no disagreements with De Joya on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which disagreements, if not resolved to the satisfaction of De Joya, would have caused De Joya to make reference thereto in its reports on the financial statements.

Item 9A - Controls and Procedures

Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our certifying officer, who is our sole officer and acts as our chief executive officer and chief financial officer, (the “Certifying Officer”) has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report. Based on such evaluation, our Certifying Officer has concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our Certifying Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;


Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Our management, with the participation of our Certifying Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this evaluation and those criteria, our management, with the participation of our Certifying Officer, concluded that, as of September 30, 2010, our internal control over financial reporting were not effective based on management’s identification of the material weaknesses as follows:

Lack of Segregation of Duties.  There is a lack of segregation of duties at the Company because only one employee, the Certifying Officer of the Company, is charged with the responsibilities of general administrative and financial matters. Management will continue to evaluate the material weaknesses and expects to remedy these weaknesses identified above and have already engaged Sarbanes Oxley compliance consultants to identify the areas of weakness and to suggest remedial measures.

 (b) Changes in Internal Control over Financial Reporting.

There were no significant changes in the Company's internal control over financial reporting that occurred during fiscal 2010 that have materially affected, or are reasonably likely to materially affect, such control.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item. 9B -Other Information.

On December 21, 2010, we consummated the first closing of 250,000 shares of common stock of the Company for a purchase price of $0.20 per share for an aggregate of $50,000 in a private placement of a minimum of 200,000 and a maximum of 2,000,000 shares of our common stock.  The issuance was exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 promulgated thereunder or Regulation S as it applies to non-U.S. Persons.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held	Tenure
Soren Nielsen	40	President, Secretary, Treasurer, Chief Executive Officer, and Chief Financial Officer and Director	Mr. Nielsen has served as our director since October 30, 2009 and was appointed as President, Secretary, Treasurer, Chief Executive Officer, and Chief Financial Officer on May 3, 2010.

Biographical Information

Soren Nielsen, age 40, was appointed and became the President, Secretary, Treasurer, Chief Executive Officer, and Chief Financial Officer of the Company on May 3, 2010.  Nielsen has served as a member of the Board since October 30, 2009.  As of November 2010, Mr. Nielsen has served as the CEO and a director of Firstrank1, a UK entity.  From 2008 to 2009, Mr. Nielsen was a Service Executive for Microsoft where he structured, marketed and sold strategic information technology projects and complex service engagements.  Mr. Nielsen served as a sales manager of Steria A/S, Skovlunde in Denmark between 2000 and 2007, where he developed new business opportunities, prepared sales budgets and negotiated large transactions.  Nielsen received his Bachelors degree in marketing from the University of Huddersfield in the United Kingdom.

Director Qualification

Mr. Nielsen is well-qualified to serve as our director because he has over 10 years experience in developing business opportunities and sales.  Mr. Nielsen has experience with early development stage companies through their growth into multimillion dollar operating businesses.  We believe Mr. Nielsen’s experience in structuring, marketing and sales of complex business opportunities will further our purpose of growth and development of the Company.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended September 30, 2010, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

Code Of Ethics

The Company has adopted a code of ethics. The Company expects to post the text of such code of ethics to its Internet website as soon as such website is launched.  The Company has filed a copy of its code of ethics as an exhibit to this Annual Report and will make available without charge, upon request, a copy of such code of ethics to any person until such time as the code of ethics is available on the Company’s website.

Corporate Governance

There are no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors since the Company last reported on such procedures.

Director Independence and Board Committees

Based on the NASDAQ definition of director independence, our sole director, Mr. Nielsen is not an independent director.  Our board of directors presently does not have a standing audit, nominating or compensation committees and the entire board is performing the functions normally associated with an audit, nominating and compensation committee.  We expect that we will seek to form audit and other board committees in a manner consistent with exchange-listed companies if we apply for a listing on an exchange.  It is the Company’s goal to add at least one director who is a financial expert.

Item 11 - Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to both our officers and directors for all services rendered in all capacities to us for our fiscal years ended September 30, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Soren Nielsen, CEO, CFO, President, Secretary-Treasurer	2010	0	0	0	0	0	0	$26,800	*	0
Ola Juvkam-Wold, former CEO, CFO, President, Secretary-Treasurer	2009 2010**	0	0		0	0	0	0		0

* All other compensation consisted of: (i) management fees of $15,900; (ii) travel expenses of $6,700; (iii) rent expenses of $2,888; and (iv) communication costs of $1,212. FirsRank1, an entity wholly owned and controlled by Mr. Nielsen, invoices the Company for fees and expenses incurred by Mr. Nielsen in his capacity as the sole officer and director of the Company.  There is no formal agreement between Firstrank1 and the Company.  Mr. Nielsen did not receive any other compensation from the Company during the two most recently completed fiscal years. In future periods, the Company anticipates that it will pay compensation to its officer(s) and/or director(s).

**Prior to his departure from the Company, Mr. Juvkam-Wold received $1,000 per month (totaling $4,000 for the year ended September 30, 2010) through his company Oro Enterprises Ltd. with respect to a Corporate Management Service Agreement with our company.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer for the fiscal year ended September 30, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Soren Nielsen	-	-	-	-	-	-	-	-	-
Ola Juvkam-Wold	-	-	-	-	-	-	-	-	-

Compensation of Directors

The table below summarizes all compensation of our directors for the fiscal years completed September 30, 2010 and 2009.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Soren Nielsen	-	-	-	-	-	-	-
Ola Juvkam-Wold	-	-	-	-	-	-	-

Compensation Committee Interlocks and Insider Participation

The Company does not have a compensation committee and our entire board of directors, consisting of Soren Nielsen, participates in deliberations of the compensation of the Company’s directors and officers.

Compensation Committee Report

Soren Nielsen has reviewed the Compensation Discussion and Analysis required by Item 402(b), and based on such review determined that the Compensation Discussion and Analysis should not be included in the Company’s Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table sets forth below certain information regarding the beneficial ownership of our common stock as of January 10, 2011, based on 92,980,000 aggregate shares of common stock outstanding as of such date, by: (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock with the address of each such person, (ii) each of our present directors and officers, and (iii) all officers and directors as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated. Unless otherwise noted, the principal address of each of the stockholders, directors and officers listed below is Alterola Biotech Inc., 228 Hamilton Avenue, 3rd Floor, Palo Alto, CA  94301.

All share ownership figures include shares of our Common Stock issuable upon securities convertible or exchangeable into shares of our Common Stock within sixty (60) days of January 3, 2011, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Name of Beneficial Owner	Shares of Common Stock Owned	Percent of Class Beneficially Owned
Soren Nielsen	15,000,000	16%
Murrayfield Limited (1)	33,330,000	36%
All Executive Officers and Directors as a group (1 person)	15,000,000	16%

(1)	Steven Drayton is the beneficial owner of Murryfield Limited having a business address of c/o Eurohelvetia Trust Co. S.A., World Trade Center 1, P.O. Box 69, 1215, Geneva.

Equity Compensation Plans

The Company does not currently have any equity compensations plans and may adopt such plans in the future.

Changes in Control

There are currently no arrangements which may result in a change in control of the Company.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

On May 3, 2010, the Company entered into each of the Stock Purchase Agreement and Release and Settlement with Juvkam-Wold, who was then Chief Executive Officer and a director of the Company.  Pursuant to the Stock Purchase Agreement, Juvkam-Wold agreed to transfer all 55,000,000 shares of Common Stock owned by him to the Company in consideration for all the issued and outstanding stock of the Company’s wholly owned subsidiary, JRE, and the cancellation of all debt owed by JRE to the Company.  Pursuant to the Release and Settlement, Juvkam-Wold released the Company from any and all claims Juvkam-Wold may have against the Company or its affiliates.  The operations of JRE include the Property Option Agreement.  The sale of all issued and outstanding stock of JRE was approved by the Board.  Simultaneously with the consummation of the Stock Purchase Agreement Juvkam-Wold resigned from his positions as Chief Executive Officer of the Company and as a member of the Board.

On May 3, 2010, the Company entered into an IP Agreement with Mr. Nielsen, our Chief Executive Officer and director, pursuant to which Mr. Nielsen transferred his right, title and interest in all IP relating to certain chewing gum compositions having appetite suppressant activity to the Company in consideration for the issuance of 55,000,000 newly issued shares of Common Stock.

On November 17, 2010, Mr. Nielsen entered into a stock cancellation agreement with the Company whereby 40,000,000 shares of common stock were returned to treasury and cancelled.  In consideration the Company will issue to Mr. Nielsen options to acquire common stock pursuant to a stock option plan which will be adopted by the Company at some time in the future.  In accordance with SAB Topic 4-C, the Company recorded the cancellation retroactively as of September 30, 2010, as a reduction to the par value of common stock with a corresponding increase to additional paid-in capital.

FirsRank1, an entity wholly owned and controlled by Mr. Nielsen invoices, the Company for fees and expenses incurred by Mr. Nielsen in his capacity as the sole officer and director of the Company.  There is no formal agreement between Firstrank1 and the Company.

Director Independence

The Company currently has one director, and is not required to have a majority of independent directors for such time as the Company’s securities continue to be quoted on the Pink Sheets.

Item 14 - Principal Accountant Fees and Services

The following table sets forth fees paid or payable to our independent registered public accounting firm during the fiscal years ended September 30, 2010, 2009 and 2008.  On July 22, 2010, the Company notified BDO Canada LLP that it was dismissed as the Company’s independent registered public accounting firm.  On July 23, 1010, the Board of Directors of the Company approved the engagement of De Joya Griffith & Company as the Company’s independent registered public accounting firm.

	Year ended	Year ended	Year ended
	September 30,	September 30,	September 30,
	2010	2009	2008

1. Audit fees	$41,156	$31,895	$13,869
2. Audit-related fees	-	-	-
3. Tax fees	2,200	-	1,575
4. All other fees	-	-	-

Totals	$43,356	$31,895	$15,444

The category of “Audit Fees” includes fees for our annual audit and quarterly reviews.

The category of “Tax Fees” includes tax consultation and planning fees and tax compliance services.

We have considered whether the provision of any non-audit services, currently or in the future, is compatible with De Joya Griffith & Company, LLC maintaining its independence and have determined that these services do not compromise their independence.

Financial Information System Design and Implementation: De Joya Griffith & Company, LLC did not charge the Company any fees for financial information system design and implementation fees.

The Company has no formal audit committee. However, the Board of Directors is the Company's de facto audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by the appropriate Professional Standards issued by the Public Company Accounting Oversight Board, the U. S. Securities and Exchange Commission and/or the American Institute of Certified Public Accountants. The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls.

The Company’s principal accountant, De Joya Griffith & Company, LLC, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

Item 15 - Exhibits, Financial Statement Schedules

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
10.1	Intellectual Property Assignment Agreement entered into on May 3, 2010 between the Company and Soren Nielsen(2)
10.2	Stock Purchase Agreement, entered into on May 3, 2010, between the Company and Ola Juvkam-Wold(2)
10.3	Promissory Note between the Company and Murrayfield Limited, dated June 25, 2010.(3)
10.4	Promissory Note between the Company and Paramount Trading Company Inc., dated July 23, 2010.(4)
14	Code of Conduct and Ethics
21.1	Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form S-1 filed on December 12, 2008.
[2]	Incorporated by reference to the Current Report on Form 8-K filed on May 7, 2010.
[3]	Incorporated by reference to the Current Report on Form 8-K filed on June 29, 2010.
[4]	Incorporated by reference to the Current Report on Form 8-K filed on July 28, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTEROLA BIOTECH INC

Dated: January 13, 2011	/s/ Soren Nielsen
Soren Nielsen
President, Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer and Director (Principal Financial and Accounting Officer)

ALTEROLA BIOTECH INC.

(formerly Jedediah Resources Corp.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 and 2009

(Stated in US Dollars)

(Audited)

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Alterola Biotech, Inc.
Palo Alto, CA

We have audited the accompanying consolidated balance sheet of Alterola Biotech, Inc. (FKA: Jedediah Resources Corp.) (A Development Stage Company) (the “Company”) as of September 30, 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended and from inception (July 21, 2008) to September 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.  We did not audit the financial statements of Alterola Biotech, Inc. (FKA: Jedediah Resources Corp.) (A Development Stage Company) for the year ended September 30, 2009 and from inception (July 21, 2008) to September 30, 2009.  Those statements were audited by other auditors whose report has been furnished to us and our opinion, in so far as it relates to the amounts included in the year ended September 30, 2009 and from inception (July 21, 2008) to September 30, 2009, is based solely on the report of other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alterola Biotech, Inc. (FKA: Jedediah Resources Corp.) (A Development Stage Company) as of September 30, 2010, and the results of their operations and cash flows for the year then ended and from inception (July 21, 2008) to September 30, 2010 in conformity with accounting principles generally accepted in the United States.

We have also audited the adjustments to the financial statements as of September 30, 2009 to retrospectively apply the effect of the forward stock split described in Note 1.  In our opinion, such adjustments are appropriate and have been properly applied.  We were not engaged to audit, review, or apply any procedures to the financial statements as of September 30, 2009 of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the financial statements as of September 30, 2009 taken as a whole.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
January 7, 2011

2580 Anthem Village Drive, Henderson, NV  89052
Telephone (702) 563-1600  ●  Facsimile (702) 920-8049

Tel: 604 688 5421	BDO Canada LLP
Fax: 604 688 5132	600 Cathedral Place
www.bdo.ca	925 West Georgia Street
Vancouver BC V6C 3L2 Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Alterola Biotech Inc.
(formerly Jedediah Resources Corp.)
(An Exploration Stage Company)

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 1 relating to the forward stock split, the accompanying consolidated balance sheet of Alterola Biotech Inc. (formerly Jedediah Resources Corp.) (the “Company”) (An Exploration Stage Company) and its subsidiary as of September 30, 2009 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders' equity for the year ended September 30, 2009 (the 2009 financial statements before the effects of the adjustments discussed in Note 1 are not presented therein) and for the period from July 21, 2008 (Date of Inception) to September 30, 2009 (the 2009 financial statements before the effects of the adjustments discussed in Note 1 are not presented therein).  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, before the effects of the adjustments to retrospectively apply the effect of the forward stock split described in Note1, present fairly, in all material respects, the financial position of the Company and its subsidiary as of September 30, 2009 and the results of their operations and their cash flows for the year ended September 30, 2009 and for the period from July 18, 2008 (Date of Inception) to September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

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

We were not engaged to audit, review or apply any procedures to the adjustments to retrospectively apply the effect of the forward stock split in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  These adjustments were audited by DeJoya Griffith & Company, LLC.

(signed) “BDO Canada LLP”

Chartered Accountants

Vancouver, Canada
December 16, 2009

ALTEROLA BIOTECH INC.
(formerly Jedediah Resources Corp.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)
(Audited)

	September 30,	September 30,
	2010	2009
ASSETS

Current asset
Cash	$28	$7,224
Prepaid expenses	500	-
Total current assets	528	7,224

Intellectual property – Note 5	21,500	-
Website	6,200	-

Total assets	$28,228	$7,224

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued liabilities	$5,750	$2,375
Notes payable – Note 6	80,000	-
Total current liabilities	85,750	2,375

Total liabilities	85,750	2,375

STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value – Note 8 140,000,000 shares authorized 92,730,000 issued (September 30, 2009: 99,400,000 issued)	92,730	99,400
Additional paid-in capital	56,142	35,218
Deficit accumulated during the development stage	(206,394)	(129,769)

Total stockholders’ (deficit) equity	(57,522)	4,849

Total liabilities and stockholders’ (deficit) equity	$28,228	$7,224

SEE ACCOMPANYING NOTES

ALTEROLA BIOTECH INC.
(formerly Jedediah Resources Corp.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Stated in US Dollars)
(Audited)

			(Cumulative)
			July 21,
			2008
			(Date of
	Year Ended	Year Ended	Inception) to
	September 30,	September 30,	September 30,
	2010	2009	2010

Expenses
Administrative and general	$124,915	$79,231	$210,677
Mineral property option and exploration costs	1,866	18,007	19,873
Stock based compensation	-	-	26,000

Operating expenses	(126,781)	(97,238)	(256,550)

Other expenses
Interest expense	(2,090)	-	(2,090)
Total other expenses	(2,090)	-	(2,090)

Net loss	(128,871)	(97,238)	(258,640)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares basic	107,434,082	99,209,315

SEE ACCOMPANYING NOTES

ALTEROLA BIOTECH INC.
(formerly Jedediah Resources Corp.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Stated in US Dollars)
(Audited)
					Deficit
					Accumulated
					Additional	During the
	Preferred Shares		Common Shares		Paid-In	Exploration
	Number	Amount	Number	Amount	Capital	Stage	Total

Balance July 21, 2008 (Inception)	-	$-	-	$-	$-	$-	$-
Capital stock issued for cash – at $0.001	-	-	55,000,000	55,000	-	-	55,000
Capital stock returned to treasury for cancellation on rescission of subscription (Note 8)	-	-	(55,000,000)	(55,000)	-	-	(55,000)
Capital stock issued for cash – at $0.00095	-	-	55,000,000	55,000	(2,754)	-	52,246
Stock-based compensation for shares issued on discount	-	-	-	-	26,000	-	26,000
Capital stock issued for cash – at $0.00149	-	-	42,000,000	42,000	17,207	-	59,207
Less: commission	-	-	-	-	(5,700)	-	(5,700)
Net loss	-	-	-	-	-	(32,531)	(32,531)

Balance September 30, 2008	-	-	97,000,000	97,000	34,753	(32,531)	99,222
Capital stock issued for cash – at $0.00119		-	2,400,000	2,400	465	-	2,865
Net loss	-	-	-	-	-	(97,238)	(97,238)

Balance September 30, 2009	-	-	99,400,000	99,400	35,218	(129,769)	4,849
Capital stock issued for cash – at $0.0015	-	-	33,330,000	33,330	16,670	-	50,000
Capital stock returned to treasury for cancellation on sale of Subsidiary JRE Exploration Ltd - (Note 3)	-	-	(55,000,000)	(55,000)	2,754	52,246	-
Capital stock issued for intellectual property - (Note 5) – at $0.0003	-	-	55,000,000	55,000	(38,500)	-	16,500
Capital stock returned to treasury for cancellation - (Note 1)	-	-	(40,000,000)	(40,000)	40,000	-	-
Net loss	-	-	-	-	-	(128,871)	(128,871)

Balance September 30, 2010	-	$-	92,730,000	$92,730	$56,142	$(206,394)	$(57,522)

SEE ACCOMPANYING NOTES

ALTEROLA BIOTECH INC.
(formerly Jedediah Resources Corp.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
 (Stated in US Dollars)
(Audited)

			Date of
			Inception
	Year Ended	Year Ended	(July 21,2008)
	September 30,	September 30,	to September 30,
	2010	2009	2010
Cash flows from operating activities
Net loss	$(128,871)	$(97,238)	$(258,640)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	-	26,000
Change in non-cash working capital items:
Prepaid expenses	(500)	-	(500)
Accounts payable and accrued liabilities	3,376	(1,987)	5,751
Net cash used in operating activities	(125,995)	(99,225)	(227,389)

Cash flows from investing activities
Acquisition of intellectual property	(5,000)	-	(5,000)
Website development	(6,200)	-	(6,200)
Net cash used in investing activities	(11,200)	-	(11,200)

Cash flows from financing activities
Capital stock issued for cash	50,000	2,865	213,618
Capital stock returned to treasury	-	-	(55,000)
Proceeds from issuance of notes payable	80,000	-	80,000
Net cash provided by financing activities	130,000	2,865	238,618

Increase (decrease) in cash during the period	(7,196)	(96,360)	28

Cash, beginning of the period	7,224	103,584	-

Cash, end of the period	$28	$7,224	$28

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non- cash investing and financing activities:
Common stock issued for intellectual property	$16,500	$-	$16,500
Common stock cancelled on sale of subsidiary	$52,246	$-	$52,246

SEE ACCOMPANYING NOTES

ALTEROLA BIOTECH INC.
(formerly Jedediah Resources Corp.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 and 2009
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

On May 3, 2010, the Company changed its focus to the development of intellectual property and accordingly sold JRE to the former president. (Note 3).  In keeping with the change of business focus, on July 9, 2010 the Company changed its name to Alterola Biotech Inc.

Effective July 9, 2010, the Board of Directors authorized a 10 for 1 forward stock split on the issued common shares.  The authorized number of common shares was increased from 90,000,000 to 140,000,000 common shares with a par value of $0.001.  The number of authorized Preferred shares remained unchanged at 10,000,000 with a par value of $0.001.  All references in the accompanying financial statements to the number of common shares have been restated to reflect the forward stock split.

Subsequent to the year end, on November 17, 2010, the President entered into a stock cancellation agreement with the Company whereby 40,000,000 common shares were returned to treasury and cancelled.  In consideration the Company will issue to the President options to acquire common stock pursuant to the stock option which will be adopted by the Company in the future.  Due to the fact that the shares under this agreement have been cancelled without the exchange of consideration to reduce number of shares outstanding, the Company considered the change in capital structure from the cancellation agreement a reverse stock split.  In accordance with SAB Topic 4-C, the Company recorded the cancellation retroactively as of September 30, 2010 as a reduction to the par value of common stock with a corresponding increase to additional paid-in capital.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2010, the Company has a negative working capital of $85,222, has yet to achieve profitable operations, has accumulated losses of $258,640 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.

ALTEROLA BIOTECH INC.
(formerly Jedediah Resources Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
(Stated in US Dollars) – Page 2

Note 1	Nature of Operations and Ability to Continue as a Going Concern – (cont’d)

Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.  These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2	Summary of Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are stated in US dollars.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period.  Actual results could differ from these estimates.

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

ALTEROLA BIOTECH INC.
(formerly Jedediah Resources Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
(Stated in US Dollars) – Page 3

Note 2	Summary of Significant Accounting Policies – (cont’d)

Mineral Property

Mineral property exploration costs are charged to operations as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized.  Such costs will be depleted using the units-of-production method over the estimated life of the probable reserve.

Research and Development

Costs of research and development are expensed as incurred.

Intangible assets

Intellectual Property

The Company does not amortize intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired.  The Company amortizes its intangible assets with definite lives over their estimated useful lives and reviews these assets for impairment.  The Company will amortize its acquired intangible assets with definite lives over the estimated economic life of the completed product.

Website Development Costs

Costs incurred in developing and maintaining a website are charged to expense when incurred for the planning, content population, and administration or maintenance of the website.  All development costs for the application, infrastructure, and graphics development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value.  Capitalized costs will be amortized using straight-line basis over two years, the estimated economic life of the completed website.  As of September 30, 2010, the Company’s website was not in service; accordingly no amortization has been recorded during the year ended September 30, 2010.

Stock-based Compensation

The Company is required to record compensation expense, based on the fair value of the awards, for all awards granted after the date of the adoption.

Foreign Currency Translation

The Company’s functional currency is the US dollar as substantially all of the Company’s operations are in the United States of America.  The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”).

ALTEROLA BIOTECH INC.
(formerly Jedediah Resources Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
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

Long-Lived Assets

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

ALTEROLA BIOTECH INC.
(formerly Jedediah Resources Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
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

Recently Issued Accounting Pronouncements

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

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the Company's financial position, results of operations or cash flows of the Company.

Note 3	Sale of Subsidiary

Pursuant to an agreement dated May 3, 2010, the Company sold its wholly-owned subsidiary, JRE Exploration Ltd., to the Company’s former president.  In consideration for the sale the purchaser returned 55,000,000 shares of Jedediah to the Company for cancellation, and the Company forgave all amounts owed by JRE to the Company.

ALTEROLA BIOTECH INC.
(formerly Jedediah Resources Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
(Stated in US Dollars) – Page 6

Note 3	Sale of Subsidiary – (cont’d)

The following table summarizes the identifiable assets and liabilities of JRE that were disposed of and the consideration received.

May 3, 2010
Identifiable Assets and Liabilities
Mineral Property	$-
Amount owed to Jedediah Resources Corp	(21,843)
Net liabilities of JRE	(21,843)

Consideration Received
Elimination of consolidated losses of JRE	21,843

Gain/(Loss) on Disposal	$-

Receipt and cancellation of 55,000,000 shares returned to treasury, recorded in statement of equity.	$(52,246)

Note 4	Financial Instruments

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability.  The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.  In addition, the fair value of liabilities should include consideration of non-

performace risk including our own credit risk.

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

ALTEROLA BIOTECH INC.
(formerly Jedediah Resources Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
(Stated in US Dollars) – Page 7

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

Pursuant to an Assignment Agreement dated May 3, 2010 (the “Agreement”), the Company acquired from the president of the Company a 100% undivided right in and to all intellectual property relating to certain chewing gum compositions having appetite suppressant activity.  Consideration given for the acquisition was 55,000,000 Common shares of the Company.  Since the intellectual property was acquired from a related party, the Company recorded the value of the intellectual property received at $16,500, based on historical basis.  During the year ended September 30, 2010, the Company incurred a further $5,000 in patent application fees.

Note 6	Notes Payable

	2010	2009

Note payable, unsecured, bearing interest at 12% per annum, due on June 26, 2011.	$30,000	$-

Convertible note payable, unsecured, bearing interest at 12% per annum, due on July 24, 2011	50,000	-

	$80,000	$-

The Convertible note is convertible at the option of the holder.  The number of shares of common stock into which the convertible note will be converted is determined by the Fair Market Price (“FMV”) of the common stock at the date of conversion.  In the event there is no determinable market price the FMV shall be:

a)	The share price at the last private offering of the common stock, or,
b)	The 30 day moving average of the Common Stock in the event a public listing of the common stock has taken place.

ALTEROLA BIOTECH INC.
(formerly Jedediah Resources Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
(Stated in US Dollars) – Page 8

Note 7	Related Party Transactions and Balances – Notes 3, 5 and 8

In addition to those related party transactions disclosed elsewhere in the financial statements the Company paid or accrued;

a)	management fees of $4,000 (2009 - $12,000)(cumulative 2010 - $18,234) charged by a company controlled by the former president of the Company.

b)
management fees of $15,900 (2009 - $nil)(cumulative 2010 - $15,900); travel expenses of $6,700 (2009 – nil)(cumulative 2010 - $6,700), rent of $2,888 (2009 - $nil)(cumulative 2010 - $2,888), and communication costs of $1,212 (2009 - $nil)(cumulative - $1,212) charged by a company controlled by the president of the Company.  Additionally, through a company controlled by the president of the Company, transfer agent and filings fees of $1,000 (2009 - $nil)(cumulative - $1,000).

Note 8	Capital Stock – Notes 3 and 5

a)	Authorized:

10,000,000 preferred shares with a par value of $0.001.
140,000,000 common shares with a par value of $0.001.

b)	Issued:

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

ALTEROLA BIOTECH INC.
(formerly Jedediah Resources Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
(Stated in US Dollars) – Page 9

Note 8	Capital Stock – Note 3 and 5 – (cont’d)

On October 29, 2008, the Company issued 2,400,000 common shares at approximately $0.00119 (CDN$0.015) per share for total proceeds of $2,865 (CDN$3,600) pursuant to a private placement.

On January 5, 2010, pursuant to a share subscription agreement, the Company issued 33,330,000 Common Shares at $0.0015 for aggregate proceeds of $50,000.

On May 3, 2010, pursuant to the sale of JRE Exploration Ltd. (Note 3) the Company received 55,000,000 of its Common stock from the former Company president with a fair value of $52,246 for cancellation, as consideration for the sale of JRE, our wholly owned subsidiary.

On May 3, 2010, pursuant to an assignment agreement for the acquisition of certain intellectual property, (Note 5) the Company issued 55,000,000 Common shares with a fair value of $16,500 to the president of the Company.

Subsequent to the year end, on November 17, 2010, the President entered into a stock cancellation agreement with the Company whereby 40,000,000 common shares were returned to treasury and cancelled.  In consideration the Company will issue to the President options to acquire common stock pursuant to the stock option which will be adopted by the Company in the future.  Due to the fact that the shares under this agreement have been cancelled without the exchange of consideration to reduce number of shares outstanding, the Company considered the change in capital structure from the cancellation agreement a reverse stock split.  In accordance with SAB Topic 4-C, the Company recorded the cancellation retroactively as of September 30, 2010 as a reduction to the par value of common stock with a corresponding increase to additional paid-in capital.

Note 9	Income Taxes

A reconciliation of the income tax provision computed at statutory rates to the reported tax provision is as follows:

	2010	2009

Basic statutory and provincial income tax rate	35.0%	35.0%

Approximate loss before income taxes	$129,000	$97,000

Expected approximate tax recovery on net loss, before income tax	$45,000	$34,000
Valuation allowance	(45,000)	(34,000)

Future income tax recovery	$-	$-

ALTEROLA BIOTECH INC.
(formerly Jedediah Resources Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
(Stated in US Dollars) – Page 10

Significant components of the Company’s future tax assets and liabilities are as follows:

	2010	2009

Future income tax assets
Non-capital losses carried forward	$84,000	$39,000
Mining properties	6,000	6,300
Less: valuation allowance	(90,000)	(45,300)

Future income tax assets	$-	$-

Note 9	Income Taxes – (cont’d)

At September 30, 2009, the Company has incurred accumulated non-capital losses totalling approximately $241,000 which are available to reduce taxable income in future taxation years.

These losses expire as follows:

Year of Expiry	Amount

2028	$33,000
2029	79,000
2030	129,000

$241,000

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more-likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry

Uncertain Tax Positions

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

The Company filed income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions.  The Company’s tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until respective statue of limitation.  It is subject to tax examinations by tax authorities for all taxation years commencing on or after 2008.

Management’s analysis of the guidance supports the conclusion that the Company does not have any accruals for uncertain tax positions as of September 30, 2010.  As a result, tabular reconciliation of beginning and ending balances would not be meaningful.  If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense in the period of the assessment.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

ALTEROLA BIOTECH INC.
(formerly Jedediah Resources Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
(Stated in US Dollars) – Page 11

The Company estimated the expected amount of loss carry forwards available. The Company expects to have significant net operating loss carry forwards for income tax purposes available to offset future taxable income.

Note 10	Subsequent Events

Commitments

a)
On October 5, 2010, the Company entered into a exclusive contract with Glenbarry Holdings Inc. (“Glenbarry”) for Glenbarry to act as the Company’s Capital Acquisitions Consultant.  Glenbarry is to facilitate introductions of one or more persons whether individuals or otherwise to the Company for the purpose of investing in the Company.  The agreement is for an initial period of 120 days and shall renew automatically for successive terms unless either party delivers 10 days written notice of cancellation.

As compensation for successful introductions Glenbarry will receive a 5% cash commission upon the Company receiving investment funds.  Commission will continue to be payable for a period of 2 years after the expiration of the agreement if investment funds are received from any investor introduced by Glenbarry.

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

ALTEROLA BIOTECH INC.
(formerly Jedediah Resources Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
(Stated in US Dollars) – Page 12

Upon earning its 85% interest in the option, the Company shall enter into a joint venture agreement to develop and operate the property.

As at March 31, 2010, the Company had incurred, via the operator, exploration expenditures aggregating $16,157 (CDN$19,207).

Note 10	Subsequent Events – (cont’d)

The property option agreement was stated in Canadian dollars.  On May 3, 2010, the Company sold JRE to the Company’s former president and all commitments associated with the mineral property were assumed by the acquirer.

Other Subsequent Events

a)
On November 17, 2010, the President entered into a stock cancellation agreement with the Company whereby 40,000,000 common shares were returned to treasury and cancelled.  In consideration the Company will issue to the President options to acquire common stock pursuant to the stock option plan which will be adopted by the Company at some time in the future.  Due to the fact that the shares under this agreement have been cancelled without the exchange of consideration to reduce number of shares outstanding, the Company considered the change in capital structure from the cancellation agreement a reverse stock split.  In accordance with SAB Topic 4-C, the Company recorded the cancellation retroactively as of September 30, 2010 as a reduction to the par value of common stock with a corresponding increase to additional paid-in capital.

b)	On December 21, 2010, the Company issued 250,000 shares at $0.20 for aggregate proceeds of $50,000.