Form 10-Q
period 2010-12-31
ALTEROLA BIOTECH INC.
filed 2013-09-06
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

Commission File Number: 333-156091

Alterola Biotech, Inc.
(Exact name of registrant as specified in its charter)

Nevada	TBA
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

340 S Lemon Ave # 4041 Walnut, California
(Address of principal executive offices)

909-584 5853
(Registrant’s telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

[ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 114,980,000 shares as of August 28, 2013 .

1

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of December 31, 2010 and September 30, 2010 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended December 31, 2010 and 2009 and period from July 21, 2008 (Inception) to December 31, 2010 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended December 31, 2010 and 2009 and period from July 21, 2008 (Inception) to December 31, 2010 (unaudited); and
F-4	Notes to Consolidated Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

3

ALTEROLA BIOTECH INC.

(formerly Jedediah Resources Corp.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)

	December 31,	September 30,
ASSETS	2010	2010
Current asset
Cash	$—	$28
Prepaid expenses	500	500
Total current assets	500	528
Intellectual property – Note 5	—	21,500
Website	6,200	6,200
Total assets	$6,700	$28,228

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$4,660	$3,660
Accrued interest	4,490	2,090
Notes payable – Note 6	80,000	80,000
Total current liabilities	89,150	85,750
Total liabilities	89,150	85,750
Stockholders’ Deficit
Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value – Note 8 140,000,000 shares authorized 92,980,000 issued (September 30, 2010: 92,730,000 issued)	92,980	92,730
Additional paid-in capital	105,892	56,142
Deficit accumulated during the development stage	(281,322)	(206,394)
Total stockholders’ deficit	(82,450)	(57,522)

Total liabilities and stockholders’ deficit	$6,700	$28,228

ALTEROLA BIOTECH INC.

(formerly Jedediah Resources Corp.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 and 2009

FOR THE PERIOD FROM JULY 21, 2008 TO DECEMBER 31, 2010

(Stated in US Dollars)

(Unaudited)

			(Cumulative)
			July 21,
			2008
			(Date of
	Three Months Ended	Three Months Ended	Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010

Operating Expenses
Administrative and general	$1,028	$24,990	$176,543
Mineral property option and exploration costs	—	1,866	19,873
Management fee	50,000	3,000	84,134
Impairment	21,500	—	21,500
Stock based compensation	—	—	26,000
Total operating expenses	72,528	29,856	329,078
Operating loss	(72,528)	(29,856)	(329,078)
Other expenses
Interest expense	(2,400)	—	(4,490)
Total other expenses	(2,400)	—	(4,490)
Net loss	$(74,928)	$(29,856)	$(333,568)
Basic loss per share	$(0.00)	$(0.00)
Weighted average number of common shares basic	92,813,333	99,940,000

ALTEROLA BIOTECH INC.

(formerly Jedediah Resources Corp.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

FOR THE PERIOD FROM JULY 21, 2008 TO DECEMBER 31, 2010

(Stated in US Dollars)

(Unaudited)

			Date of
			Inception
	Three months ended	Three months ended	(July 21,2008)
	December 31,	to December 31,	December 31,
	2010	2009	2010
Cash flows from operating activities
Net loss	$(74,928)	$(29,856)	$(333,568)
Adjustment to reconcile net loss to net cash used in operating activities:
Mineral property option costs	1,866
Impairment	21,500	21,500
Foreign exchange adjustment on promissory note	—	40	—
Stock based compensation	—	—	26,000
Change in non-cash working capital items:
Prepaid expenses	—	—	(500)
Accounts payable and accrued liabilities	3,400	21,817	9,150
Net cash used in operating activities	(50,028)	(6,133)	(277,418)
Cash flows from investing activities
Acquisition of intellectual property	—	—	(5,000)
Website development	—	—	(6,200)
Net cash used in investing activities	—	—	(11,200)
Cash flows from financing activities
Capital stock issued for cash	50,000	—	263,618
Capital stock returned to treasury	—	—	(55,000)
Proceeds from issuance of notes payable	—	—	80,000
Net cash provided by financing activities	50,000	—	288,618
Increase (decrease) in cash during the period	(28)	(6,133)	—
Cash, beginning of the period	28	7,224	—
Cash, end of the period	$—	$1,091	$—
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2,400	$—	$4,490
Income taxes	$—	$—	$—
Non- cash investing and financing activities:
Common stock issued for intellectual property	$—	$—	$16,500
Common stock cancelled on sale of subsidiary	$—	$—	$52,246
F-3

ALTEROLA BIOTECH INC.

(formerly Jedediah Resources Corp.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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

On May 3, 2010, the Company changed its focus to the development of intellectual property and accordingly sold JRE to the former president. (See Note 3). In keeping with the change of business focus, on July 9, 2010 the Company changed its name to Alterola Biotech Inc.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2010, the Company has a negative working capital of $88,650, has yet to achieve profitable operations, has accumulated losses of $333,568 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

December 31, 2010

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

Basis of Presentation

The accompanying unaudited interim financial statements of Alterola Biotech Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2010 as reported in Form 10-K, have been omitted.

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

December 31, 2010

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

Intangible assets

Intellectual Property

The Company does not amortize intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company amortizes its intangible assets with definite lives over their estimated useful lives and reviews these assets for impairment. The Company will amortize its acquired intangible assets with definite lives over the estimated economic life of the completed product. During the period ending December 31, 2010, the value of intellectual property was impaired by $21,500.

ALTEROLA BIOTECH INC.

(formerly Jedediah Resources Corp.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010

(Stated in US Dollars) – Page 4

Note 2 Summary of Significant Accounting Policies – (cont’d)

Website Development Costs

Costs incurred in developing and maintaining a website are charged to expense when incurred for the planning, content population, and administration or maintenance of the website. All development costs for the application, infrastructure, and graphics development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs will be amortized using straight-line basis over two years, the estimated economic life of the completed website. As of December 31, 2010, the Company’s website was not in service; accordingly no amortization has been recorded during the period ended December 31, 2010.

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

December 31, 2010

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

ALTEROLA BIOTECH INC.

(formerly Jedediah Resources Corp.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010

(Stated in US Dollars) – Page 6

Note 3 Sale of Subsidiary – (cont’d)

The following table summarizes the identifiable assets and liabilities of JRE that were disposed of and the consideration received.

May 3, 2010
Identifiable Assets and Liabilities
Mineral Property	$—
Amount owed to Jedediah Resources Corp	(21,843)
Net liabilities of JRE	(21,843)
Consideration Received
Elimination of consolidated losses of JRE	21,843
Gain/(Loss) on Disposal	$—
Receipt and cancellation of 55,000,000 shares returned to treasury, recorded in statement of equity.	$(52,246)

Note 4 Financial Instruments

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-

performance risk including our own credit risk.

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

December 31, 2010

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

Note 5 Intellectual Property

Pursuant to an Assignment Agreement dated May 3, 2010 (the “Agreement”), the Company acquired from the president of the Company a 100% undivided right in and to all intellectual property relating to certain chewing gum compositions having appetite suppressant activity. Consideration given for the acquisition was 55,000,000 Common shares of the Company with a fair value of $16,500. During the year ended September 30, 2010, the Company incurred a further $5,000 in patent application fees. For the period ended December, 31, 2010 the Company has recognized an impairment in the value of the intellectual property of $21,500.

Note 6 Notes Payable

	December 31, 2010	September 30, 2010
Note payable, unsecured, bearing interest at 12% per annum, due on June 26, 2011.	$30,000	$30,000
Convertible note payable, unsecured, bearing interest at 12% per annum, due on July 24, 2011	50,000	50,000
	$80,000	$80,000

.

The Convertible note is convertible at the option of the holder. The number of shares of common stock into which the convertible note will be converted is determined by the Fair Market Price (“FMV”) of the common stock at the date of conversion. In the event there is no determinable market price the FMV shall be:

a)	The share price at the last private offering of the common stock, or,
b)	The 30 day moving average of the Common Stock in the event a public listing of the common stock has taken place.

The notes payable are currently in default as of the date of issuance of these financial statements.

ALTEROLA BIOTECH INC.

(formerly Jedediah Resources Corp.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010

(Stated in US Dollars) – Page 8

Note 7 Related Party Transactions and Balances – Notes 3, 5 and 8

In addition to those related party transactions disclosed elsewhere in the financial statements the Company paid or accrued management fees of $50,000 (2009 - $3,000) to a company controlled by the former president of the Company.

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

December 31, 2010

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

On November 17, 2010, the President entered into a stock cancellation agreement the Company whereby 40,000,000 common shares were returned to treasury and cancelled. In consideration the Company will issue to the President options to acquire common stock pursuant to the stock option plan which will be adopted by the Company at some time in the future.

On December 21, 2010, the Company issued 250,000 shares at $0.20 for aggregate proceeds of $50,000.

ALTEROLA BIOTECH INC.

(formerly Jedediah Resources Corp.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010

(Stated in US Dollars) – Page 10

Note 9 Income Taxes

A reconciliation of the income tax provision computed at statutory rates to the reported tax provision is as follows:

	Three months ended December 31, 2010	Three months ended December 31, 2009
Basic statutory and provincial income tax rate	34.0%	35.0%
Expected approximate tax recovery on net loss, before income tax	$25,475	$10,150
Valuation allowance	(25,475)	(10,150)
Future income tax recovery	$—	$—

 Significant components of the Company’s future tax assets and liabilities are as follows:

December 31, 2010
Future income tax assets
Non-capital losses carried forward	$113,410
Less: valuation allowance	(113,410)
Future income tax assets	$—

At December 31, 2010 the Company has incurred accumulated non-capital losses totalling approximately $334,000 which are available to reduce taxable income in future taxation years. These losses begin to expire in 2028.

Note 10 Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to May 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements except as noted below

In February 2011, the former president of the Company surrendered for voluntary cancellation 15,000,000 shares of common stock of the Company.

On July 16, 2013, the Company issued 37,000,000 shares of its common stock to an officer in consideration for his service from February 12, 2012.

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

Overview

Corporate History

We were incorporated in the State of Nevada on July 21, 2008 under the name “Jedediah Resources Corp.” We are a development stage company.

After our formation, we were in the business of mineral exploration. On May 3, 2010, however, we entered into two agreements with Ola S. Juvkam-Wold (“Juvkam-Wold”), who was then our Chief Executive Officer and a director of our company: a Stock Purchase Agreement and General Release and Settlement Agreement. Pursuant to the Stock Purchase Agreement, Mr. Juvkam-Wold agreed to cancel and return 55,000,000 shares of common stock owned by him to us in consideration for all of the issued and outstanding stock of our wholly owned subsidiary, JRE Exploration Ltd. (“JRE”), and the cancellation of all debt owed by JRE to us. Pursuant to the Release and Settlement, Mr. Juvkam-Wold released us from any and all claims Mr. Juvkam-Wold may have against us or our affiliates. Our mineral exploration business was housed in JRE, and the transaction jettisoned the business from our company. Mr. Juvkam-Wold resigned as our officer and director and Soren Nielson took his place.

On May 3, 2010, we entered into an Intellectual Property Assignment Agreement (“IP Agreement”) with Soren Nielsen pursuant to which Mr. Nielsen transferred his right, title and interest in all intellectual property relating to certain chewing gum compositions having appetite suppressant activity (the “IP”) to us in consideration for the issuance of 55,000,000 newly issued shares of our common stock. Following the acquisition of the IP we changed our business direction and, during the quarterly period covered by this report, were pursuing the development of a chewing gums for the delivery of Nutraceutical/functional ingredients for applications such as appetite suppressant, cholesterol suppressant, vitamin delivery, antioxidant delivery, motion sickness suppressant.

On July 9, 2010, we changed our name from “Jedediah Resources Corp.” to “Alterola Biotech Inc,” increased our authorized common stock to 140,000,000 shares and conducted a forward split of 10 for 1 of our issued and outstanding common stock.

On February 28, 2011, Mr. Nielson resigned as our officer and director and Tobias Hedstrom took his place. On March 15, 2011, we entered into an agreement with Mr. Nielsen to cancel and return 15,000,000 shares he held in our company back to treasury in exchange for a complete release of all claims.

On February 12, 2012, Mr. Hedstrom resigned as our officer and director and Rene Lauritsen took his place. Mr. Lauritsen is currently the sole member of our board of directors and our President, Chief Executive Officer, Chief Financial Officer and Secretary.

On July 16, 2013, we issued Mr. Lauritsen 37,000,000 shares of our common stock in consideration for his service as our officer from February 12, 2012.

Plan of Operation

Our plan is to use our IP develop and market Nutraceutical/functional chewing gum and in the future medicinal chewing gum. We are ardently researching new ways to use chewing gum as a delivery system, expanding on the kinds of applications chewing gum has been used for in the past. We expect to reveal functional chewing gum for new applications already by the last quarter of 2013 and in the future we plan to develop gum for the delivery of medicines.

Our mission is to improve the health and quality of life for millions of people all over the world who are unable to or have difficulty swallowing tablets. As much as 40% of the adult population and an even greater percentage of the adolescent population have difficulties swallowing pills, and we believe our solutions will greatly benefit them.

Presently, we are focused on nutrition and health chewing gum with natural based ingredients. The products below are currently under development and we are working to file patents to protect the ingredients.

  Appetite suppressor
  Cholesterol suppressor
  Antioxidant gum
  Motion sickness suppressor
  Vitamin gum

In order to implement our business plan, however, we will need to raise funds. We were able to secure a small loan of $25,000 to pay the legal and accounting fees needed to bring our reporting filings current with the Securities and Exchange Commission. We will need more funds to meet our timetable of introducing Nutraceutical/functional chewing gum by the end of 2013.

Results of Operations for the Three Months Ended December 31, 2010 and 2009

We have generated no revenues since inception and we do not anticipate earning revenues until such time that we are able to market and sell our products.

We incurred operating expenses of $72,528 for the three months ended December 31, 2010, compared with operating expenses of $29,856 for the three months ended December 31, 2009. Our operating expenses in 2010 increased from 2009 mainly as a result of management fees paid to our former officer and director of $50,000 and an impairment of $21,500. However, we incurred significantly less general and administrative expenses for the three months ended December 31, 2010, as compared with the same period ended December 31, 2009 We incurred operating expenses of $329,078 for the period from inception (July 21, 2008) to December 31, 2010.

We incurred other expenses of $2,400 in the form of interest expenses for the three months ended December 31, 2010, as compared to $0 for the three months ended December 31, 2009. We incurred other expenses of interest expenses of $4,490 for the period from inception (July 21, 2008) to December 31, 2010.

We incurred a net loss of $74,928 for the three months ended December 31, 2010, as compared with a net loss of $29,856 for the three months ended December 31, 2009. We incurred a net loss of $333,568 for the period from inception (July 21, 2008) to December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2010, we had current assets of $500 and current liabilities of $89,150. We had a working capital deficit of $88,650 as of December 31, 2010.

Operating activities used $50,028 in cash for the three months ended December 31, 2010. The decrease in cash was primarily attributable to funding the loss for the period.

Financing activities provided $50,000 for the three months ended December 31, 2010 and consisted of proceeds from the sale of our common stock.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of December 31, 2010, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $333,568 for the period July 21, 2008 (inception date) through December 31, 2010, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2010, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.  In January 2011, we hired an outsourced controller to improve the controls for accounting and financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

On December 19, 2010, we issued an accredited investor 250,000 shares of our common stock at a price of $0.20 per share for total proceeds of $50,000.

On July 16, 2013, we issued Mr. Lauritsen 37,000,000 shares of our common stock in consideration for his service as our officer from February 12, 2012.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3.     Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterola Biotech, Inc.

Date:	September 6, 2013

By:	/s/ Rene Lauritsen
Rene Lauritsen
Title:	Chief Executive Officer and Director

