Form 10-Q
period 2011-03-31
ALTEROLA BIOTECH INC.
filed 2013-09-06
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 114,980,000 shares as of August 28, 2013.

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2011 and September 30, 2010 (unaudited);
F-2	Consolidated Statements of Operations for the three and six months ended March 31, 2011 and 2010 and period from July 21, 2008 (Inception) to March 31, 2011 (unaudited);
F-3	Consolidated Statements of Cash Flows for the six months ended March 31, 2011 and 2010 and period from July 21, 2008 (Inception) to March 31, 2011 (unaudited); and
F-4	Notes to Consolidated Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

ALTEROLA BIOTECH INC.

(formerly Jedediah Resources Corp.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)

	March 31,	September 30,
ASSETS	2011	2010

Current asset
Cash	$—	$28
Prepaid expenses	500	500
Total current assets	500	528
Intellectual property – Note 5	—	21,500
Website	6,200	6,200
Total assets	$6,700	$28,228

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$5,660	$3,660
Accrued interest	6,890	2,090
Notes payable – Note 6	80,000	80,000
Total current liabilities	92,550	85,750

Total liabilities	92,550	85,750

Stockholders’ Deficit
Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value – Note 8 140,000,000 shares authorized 77,980,000 issued (September 30, 2010: 92,730,000 issued)	77,980	92,730
Additional paid-in capital	120,892	56,142
Deficit accumulated during the development stage	(284,722)	(206,394)
Total stockholders’ deficit	(85,850)	(57,522)

Total liabilities and stockholders’ deficit	$6,700	$28,228

ALTEROLA BIOTECH INC.

(formerly Jedediah Resources Corp.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2011 and 2010

FOR THE PERIOD FROM JULY 21, 2008 TO MARCH 31, 2011

(Stated in US Dollars)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	(Cumulative) July 21, 2008 (Date of Inception) to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010	2011

Operating Expenses
Administrative and general	$1,000	$11,996	$2,028	$36,986	$178,571
Mineral property option and exploration costs	—	—	—	1,866	19,873
Management fee	—	1,000	50,000	4,000	84,134
Impairment	—	—	21,500	—	21,500
Stock based compensation	—	—	—	—	26,000
Total operating expenses	1,000	12,996	73,528	42,852	330,078

Operating loss	(1,000)	(12,996)	(73,528)	(42,852)	(330,078)
Other expenses
Interest expense	(2,400)	—	(4,800)	—	(6,890)
Total other expenses	(2,400)	—	(4,800)	—	(6,890)
Net loss	$(3,400)	$(12,996)	$(78,328)	$(42,852)	$(336,968)
Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares basic	82,980,000	130,878,330	87,980,000	114,966,210

ALTEROLA BIOTECH INC.

(formerly Jedediah Resources Corp.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

SIX MONTHS ENDED MARCH 31, 2011 AND 2010

FOR THE PERIOD FROM JULY 21, 2008 TO MARCH 31, 2011

(Stated in US Dollars)

(Unaudited)

			Date of
			Inception
	Six months ended	Six months ended	(July 21,2008)
	March 31,	March 31,	to March 31,
	2011	2010	2011
Cash flows from operating activities
Net loss	$(78,328)	$(42,852)	$(336,968)
Adjustment to reconcile net loss to net cash used in operating activities:
Impairment	21,500	—	21,500
Stock based compensation	—	—	26,000
Change in non-cash working capital items:
Prepaid expenses	—	—	(500)
Accounts payable and accrued liabilities	6,800	(1,792)	12,550
Net cash used in operating activities	(50,028)	(44,644)	(277,418)
Cash flows from investing activities
Acquisition of intellectual property	—	—	(5,000)
Website development	—	—	(6,200)
Net cash used in investing activities	—	—	(11,200)
Cash flows from financing activities
Capital stock issued for cash	50,000	50,000	263,618
Capital stock returned to treasury	—	—	(55,000)
Proceeds from issuance of notes payable	—	—	80,000
Net cash provided by financing activities	50,000	50,000	288,618
Increase (decrease) in cash during the period	(28)	5,356	—
Cash, beginning of the period	28	7,224	—
Cash, end of the period	$—	$12,580	$—
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$4,800	$—	$6,890
Income taxes	$—	$—	$—
Non- cash investing and financing activities:
Common stock issued for intellectual property	$—	$—	$16,500
Common stock cancelled on sale of subsidiary	$—	$—	$52,246

ALTEROLA BIOTECH INC.

(formerly Jedediah Resources Corp.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2011, the Company has a negative working capital of $92,050, has yet to achieve profitable operations, has accumulated losses of $336,968 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2010 as reported in Form 10-K, have been omitted.

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

Note 2 Summary of Significant Accounting Policies – (cont’d)

Development Stage Company

The Company is a development stage company. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Cash

Cash consists of all highly liquid investments that are readily convertible to cash within 90 days when purchased.

Mineral Property

Mineral property exploration costs were charged to operations as incurred.

Research and Development

Costs of research and development are expensed as incurred.

Intangible assets

Intellectual Property

The Company does not amortize intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company amortizes its intangible assets with definite lives over their estimated useful lives and reviews these assets for impairment. The Company will amortize its acquired intangible assets with definite lives over the estimated economic life of the completed product. During the period ending March 31, 2011, the value of intellectual property was impaired by $21,500.

Note 2 Summary of Significant Accounting Policies – (cont’d)

Website Development Costs

Costs incurred in developing and maintaining a website are charged to expense when incurred for the planning, content population, and administration or maintenance of the website. All development costs for the application, infrastructure, and graphics development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs will be amortized using straight-line basis over two years, the estimated economic life of the completed website. As of March 31, 2011, the Company’s website was not in service; accordingly no amortization has been recorded during the period ended March 31, 2011.

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

Note 4 Financial Instruments – (cont’d)

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

Note 5 Intellectual Property

Pursuant to an Assignment Agreement dated May 3, 2010 (the “Agreement”), the Company acquired from the president of the Company a 100% undivided right in and to all intellectual property relating to certain chewing gum compositions having appetite suppressant activity. Consideration given for the acquisition was 55,000,000 Common shares of the Company with a fair value of $16,500. During the year ended September 30, 2010, the Company incurred a further $5,000 in patent application fees. For the six month period ended March 31, 2011 the Company has recognized an impairment in the value of the intellectual property of $21,500.

Note 6 Notes Payable

	March 31, 2011	September 30, 2010
Note payable, unsecured, bearing interest at 12% per annum, due on June 26, 2011.	$30,000	$30,000
Convertible note payable, unsecured, bearing interest at 12% per annum, due on July 24, 2011	50,000	50,000
	$80,000	$80,000

Note 6 Notes Payable – (cont’d)

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

Note 7 Related Party Transactions and Balances – Notes 3, 5 and 8

In addition to those related party transactions disclosed elsewhere in the financial statements the Company paid or accrued management fees of $50,000 (2010 - $4,000) to a company controlled by the former president of the Company.

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

In February 2011, the former President returned 15,000,000 shares of common stock for voluntary cancellation.

Note 9 Income Taxes

A reconciliation of the income tax provision computed at statutory rates to the reported tax provision is as follows:

Six months ended March 31, 2011
Basic statutory and provincial income tax rate	34.0%
Expected approximate tax recovery on net loss, before income tax	$26,630
Valuation allowance	(26,630)
Future income tax recovery	$—

Note 9 Income Taxes – (cont’d)

Significant components of the Company’s future tax assets and liabilities are as follows:

March 31, 2011
Future income tax assets
Non-capital losses carried forward	$114,570
Less: valuation allowance	(114,570)
Future income tax assets	$—

At March 31, 2011 the Company has incurred accumulated non-capital losses totalling approximately $337,000 which are available to reduce taxable income in future taxation years. These losses begin to expire in 2028.

Note 10 Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2011 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements except as noted below.

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

On May 3, 2010, we entered into an Intellectual Property Assignment Agreement (“IP Agreement”) with Soren Nielsen pursuant to which Mr. Nielsen transferred his right, title and interest in all intellectual property relating to certain chewing gum compositions having appetite suppressant activity (the “IP”) to us in consideration for the issuance of 55,000,000 newly issued shares of our common stock. Following the acquisition of the IP we changed our business direction and, during the quarterly period covered by this report, were pursuing the development of chewing gums for the delivery of Nutraceutical/functional ingredients for applications such as appetite suppressant, cholesterol suppressant, vitamin delivery, antioxidant delivery and motion sickness suppressant.

On July 9, 2010, we changed our name from “Jedediah Resources Corp.” to “Alterola Biotech Inc,” increased our authorized common stock to 140,000,000 shares and conducted a forward split of 10 for 1 of our issued and outstanding common stock.

On December 21, 2010, we issued 250,000 shares at $0.20 for aggregate proceeds of $50,000.

On February 28, 2011, Mr. Nielson resigned as our officer and director and Tobias Hedstrom took his place. On March 15, 2011, we entered into an agreement with Mr. Nielsen to cancel and return 15,000,000 shares he held in our company back to treasury in exchange for a complete release of all claims. We also paid a company controlled by Mr. Nielson $50,000 for unpaid and accrued management fees.

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

Plan of Operation

Our plan is to use our IP and develop and market Nutraceutical/functional chewing gum and in the future medicinal chewing gum. We are ardently researching new ways to use chewing gum as a delivery system, expanding on the kinds of applications chewing gum has been used for in the past. We expect to reveal functional chewing gum for new applications by the end of 2013 and in the future we plan to develop gum for the delivery of medicines.

Our mission is to improve the health and quality of life for millions of people all over the world who are unable to or have difficulty with swallowing tablets. As much as 40% of the adult population and an even greater percentage of the adolescent population have difficulties swallowing pills, and we believe our solutions will greatly benefit them.

Presently, we are focused on nutrition and health chewing gum with natural based ingredients. The products below are currently under development and we are working to file patents to protect the ingredients in these products.

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

Results of Operations for the Three and Six Months Ended March 31, 2011 and 2010 and Period from Inception (July 21, 2008) to March 31, 2011

We have generated no revenues since inception and we do not anticipate earning revenues until such time that we are able to market and sell our products.

We incurred operating expenses of $1,000 for the three months ended March 31, 2011, compared with operating expenses of $12,996 for the three months ended March 31, 2010. We incurred operating expenses of $73,528 for the six months ended March 31, 2011, compared with operating expenses of $42,852 for the six months ended March 31, 2010. Our operating expenses for the six months ended March 31, 2011 increased from the same period ended March 31, 2010 mainly as a result of management fees paid to our former officer and director of $50,000 and an impairment of $21,500. However, we incurred significantly less general and administrative expenses for the six months ended March 31, 2011, as compared with the same period ended March 31, 2010 We incurred operating expenses of $330,078 for the period from inception (July 21, 2008) to March 31, 2011.

We incurred other expenses of $2,400 in the form of interest expenses for the three months ended March 31, 2011, as compared to $0 for the three months ended March 31, 2010. We incurred other expenses of $4,800 in the form of interest expenses for the six months ended March 31, 2011, as compared to $0 for the six months ended March 31, 2010. We incurred interest expenses of $6,890 for the period from inception (July 21, 2008) to March 31, 2011.

We incurred a net loss of $3,400 for the three months ended March 31, 2011, as compared with a net loss of $12,996 for the three months ended March 31, 2010. We incurred a net loss of $78,328 for the six months ended March 31, 2011, as compared with a net loss of $42,852 for the six months ended March 31, 2010. We incurred a net loss of $336,968 for the period from inception (July 21, 2008) to March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2011, we had current assets of $500 and current liabilities of $92,550. We had a working capital deficit of $92,050 as of March 31, 2011.

Operating activities used $50,028 in cash for the six months ended March 31, 2011. The decrease in cash was primarily attributable to funding the loss for the period.

Financing activities provided $50,000 for the six months ended March 31, 2011 and consisted of proceeds from the sale of our common stock.

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

Off Balance Sheet Arrangements

As of March 31, 2011, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $336,968 for the period July 21, 2008 (inception date) through March 31, 2011, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2011, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

