Form 10-Q
period 2011-12-31
ALTEROLA BIOTECH INC.
filed 2014-03-05
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 114,980,000 shares as of February 24, 2014 .

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of December 31, 2011 and September 30, 2011 (unaudited);
F-2	Statements of Operations for the three months ended December 31, 2011 and 2010 and period from July 21, 2008 (Inception) to December 31, 2011 (unaudited);
F-3	Statements of Cash Flows for the three months ended December 31, 2011 and 2010 and period from July 21, 2008 (Inception) to December 31, 2011 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF DECEMBER 31, 2011 AND SEPTEMBER 30, 2011

	December 31, 2011	September 30, 2011
ASSETS
Current Assets
Cash and equivalents	$0	$0

Website, net	6,200	6,200

TOTAL ASSETS	$6,200	$6,200

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$16,836	$16,186
Accrued interest	14,090	11,690
Notes payable	80,000	80,000
Total Liabilities	110,926	107,876

Stockholders’ Deficit
Common Stock, $.001 par value, 140,000,000 shares authorized, 77,980,000 shares issued and outstanding	77,980	77,980
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Additional paid-in capital	132,850	132,850
Deficit accumulated during the development stage	(315,556)	(312,506)
Total stockholders’ Deficit	(104,726)	(101,676)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,200	$6,200

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

FOR THE PERIOD FROM JULY 21, 2008 (INCEPTION) TO DECEMBER 31, 2011

	Three months ended December 31, 2011	Three months ended December 31, 2010	Period from July 21, 2008 (Inception) to December 31, 2011

REVENUES	$0	$0	$0

OPERATING EXPENSES
Exploration costs	0	0	19,873
Stock-based compensation	0	0	26,000
Accounting and audit fees	650	0	78,601
Legal fees	0	0	101,896
Consulting fees	0	0	13,930
Management fees	0	50,000	84,134
Transfer agent and filing fees	0	0	17,817
General and administrative expenses	0	1,028	12,644
TOTAL OPERATING EXPENSES	650	51,028	354,895

LOSS FROM OPERATIONS	(650)	(51,028)	(354,895)

OTHER INCOME (EXPENSE)
Interest expense	(2,400)	(2,400)	(14,090)
Impairment	0	(21,500)	(21,500)
Gain on settlement of payables	0	0	22,683
TOTAL OTHER INCOME (EXPENSE)	(2,400)	(23,900)	(12,907)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(3,050)	$(74,928)	$(367,802)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	77,980,000	92,813,333

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

FOR THE PERIOD FROM JULY 21, 2008 (INCEPTION) TO DECEMBER 31, 2011

	Three months ended December 31, 2011	Three months ended December 31, 2010	Period from July 21, 2008 (Inception) to December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,050)	$(74,928)	$(367,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	0	0	26,000
Impairment	0	21,500	21,500
Gain on settlement of payables	0	0	(22,683)
Changes in assets and liabilities:
Decrease in prepaid expenses	0	0	0
Increase in accrued expenses	650	1,000	39,519
Increase in accrued interest	2,400	2,400	14,090
Net Cash Used by Operating Activities	0	(50,028)	(289,376)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intellectual property	0	0	(5,000)
Website development	0	0	(6,200)
Net Cash Used by Investing Activities	0	0	(11,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the sale of common stock	0	50,000	208,618
Contributed capital	0	0	11,958
Proceeds from notes payable	0	0	80,000
Net Cash Provided by Financing Activities	0	50,000	300,576

Net Increase (Decrease) in Cash and Cash Equivalents	0	(28)	0

Cash and cash equivalents, beginning of period	0	28	0
Cash and cash equivalents, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

NON-CASH INVESTING AND FINANCING INFORMATION
Common stock issued for intellectual property	$0	$0	$16,500
Common stock cancelled on sale of subsidiary	$0	$0	$52,246

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1 – NATURE OF BUSINESS

Alterola Biotech, Inc. (“Alterola” and the “Company”) is a development stage company and was incorporated in Nevada on July 21, 2008. The Company was formed for the purpose of acquiring exploration and development stage mineral properties.

On October 1, 2008, the Company incorporated JRE Exploration Ltd, (“JRE”) a wholly owned subsidiary in Canada for the purpose of holding its Canadian mineral claims.

On May 3, 2010, the Company changed its focus to the development of intellectual property and accordingly sold JRE to the former president. (See Note 3). In keeping with the change of business focus, on July 9, 2010, the Company changed its name to Alterola Biotech Inc.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, and there has been no significant revenues there from.

Basis of Presentation

The accompanying unaudited interim financial statements of Alterola Biotech Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2011 as reported in Form 10-K, have been omitted. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Principles of Consolidation

These consolidated financial statements include the results of the Company and JRE Exploration Ltd., (“JRE”) a wholly owned subsidiary from incorporation on October 1, 2008 until disposal on May 3, 2010.  All significant inter-company transactions and balances have been eliminated.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a September 30 fiscal year end.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Intellectual Property

The Company does not amortize intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company amortizes its intangible assets with definite lives over their estimated useful lives and reviews these assets for impairment. The Company will amortize its acquired intangible assets with definite lives over the estimated economic life of the completed product. During the year ending September 30, 2011, the value of the intellectual property was determined to be $0 and impairment expense of $21,500 was recorded.

Website Development Costs

Costs incurred in developing and maintaining a website are charged to expense when incurred for the planning, content population, and administration or maintenance of the website. All development costs for the application, infrastructure, and graphics development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs will be amortized using straight-line basis over two years, the estimated economic life of the completed website. As of December 31, 2011, the Company’s website was not in service; accordingly no amortization has been recorded during the periods ended December 31, 2011 and 2010.

Fair Value of Financial Instruments

Alterola’s financial instruments consist of cash and cash equivalents, accrued expenses, accrued interest and notes payable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

In addition to defining fair value, the disclosure requirements around fair value establish a fair value hierarchy for valuation inputs which is expanded. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (continued)

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

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Loss Per Common Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of December 31, 2011, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

Alterola does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 3 – SALE OF SUBSIDIARY

Pursuant to an agreement dated May 3, 2010, the Company sold its wholly-owned subsidiary, JRE Exploration Ltd., to the Company’s former president. In consideration for the sale the purchaser returned 55,000,000 shares of Jedediah to the Company for cancellation, and the Company forgave all amounts owed by JRE to the Company.

The following table summarizes the identifiable assets and liabilities of JRE that were disposed of and the consideration received.

May 3, 2010
Identifiable Assets and Liabilities
Mineral property	$0
Amount owed to Jedediah Resources Corp.	(21,843)
Net liabilities of JRE	(21,843)
Consideration received
Elimination of consolidated losses of JRE	21,843
Gain (loss) on disposal	$0
Return and cancellation of 55,000,000 shares of common stock to treasury, recorded in statement of equity (deficit)	$(52,246)

NOTE 4 – INTELLECTUAL PROPERTY

Pursuant to an Assignment Agreement dated May 3, 2010 (the “Agreement”), the Company acquired from the president of the Company a 100% undivided right in and to all intellectual property relating to certain chewing gum compositions having appetite suppressant activity. Consideration given for the acquisition was 55,000,000 Common shares of the Company with a fair value of $16,500. During the year ended September 30, 2010, the Company incurred a further $5,000 in patent application fees. During the year ended September 30, 2011, the Company determined that the value of the intellectual property was $0 and recognized impairment expense of $21,500.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2011 and September 30, 2011:

	December 31, 2011	September 30, 2011
Audit fees	$2,850	$2,850
Accounting	1,450	800
Legal fees	10,000	10,000
Transfer agent and filing fees	1,416	1,416
Other	1,120	1,120
Total Accrued Expenses	$16,836	$16,186

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following at December 31, 2011 and September 30, 2011:

	December 31, 2011	September 30, 2011

Note payable, unsecured, bearing interest at 12% per annum, due on June 26, 2011	$30,000	$30,000

Convertible note payable, unsecured, bearing interest at 12% per annum, due on July 24, 2011	50,000	50,000

Total Notes payable	$80,000	$80,000

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

The notes payable are currently in default as of the date of issuance of these financial statements. Interest expense related to these notes was $2,400 and $2,400 for the periods ended December 31, 2011 and 2010, respectively.

NOTE 7 – CAPITAL STOCK

The Company has 140,000,000 shares of $0.001 par value common stock authorized and 10,000,000 shares of $0.001 par value preferred stock authorized.

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

On September 22, 2008, the Company issued 55,000,000 common shares to the Company’s new president at $0.00095 per share for total proceeds of $52,246.

On September 22, 2008, the Company issued 39,600,000 common shares at approximately $0.00149 per share for total proceeds of $55,740 pursuant to a private placement. On September 30, 2008, the Company issued 2,400,000 common shares at approximately $0.00149 per share for total proceeds of $3,467 pursuant to a private placement. The Company paid a commission of $5,700 for net proceeds of $53,507 for these private placements.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 7 – CAPITAL STOCK (CONTINUED)

On October 29, 2008, the Company issued 2,400,000 common shares at approximately $0.00119 per share for total proceeds of $2,865 pursuant to a private placement.

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

The Company has 77,980,000 shares of common stock issued and outstanding as of December 31, 2011. There are no shares of preferred stock issued and outstanding as of December 31, 2011.

NOTE 8 – RELATED PARTY TRANSACTIONS

Alterola neither owns nor leases any real or personal property. An officer has provided office space without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 9 – INCOME TAXES

For the period ended December 31, 2011, Alterola has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $367,800 at December 31, 2011, and will expire beginning in the year 2028.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 9 – INCOME TAXES (CONTINUED)

The provision for Federal income tax consists of the following for the periods ended December 31:

	2011	2010
Federal income tax benefit attributable to:
Current operations	$1,037	$25,475
Less: valuation allowance	(1,037)	(25,475)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2011
Deferred tax asset attributable to:
Net operating loss carryover	$125,053
Less: valuation allowance	(125,053)
Net deferred tax asset	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $367,800 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – SUBSEQUENT EVENTS

On July 16, 2013, the Company issued 37,000,000 shares of its common stock to an officer in consideration for his service from February 12, 2012.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2011 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

4

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

  Appetite suppressor
  Cholesterol suppressor
  Antioxidant gum
  Motion sickness suppressor
  Vitamin gum

In order to implement our business plan, however, we will need to raise funds. We were able to secure a small loan of $25,000 to pay the legal and accounting fees needed to bring our reporting filings current with the Securities and Exchange Commission. We will need more funds to meet our timetable of introducing Nutraceutical/functional chewing gum by the end of 2013 .

Results of Operations for the Three Months Ended December 31, 2011 and 2010 and Period from Inception (July 21, 2008) to December 31, 2011

We have generated no revenues since inception and we do not anticipate earning revenues until such time that we are able to market and sell our products.

We incurred operating expenses of $650 for the three months ended December 31, 2011, compared with operating expenses of $51,028 for the three months ended December 31, 2010. Our operating expenses in 2011 decreased significantly from 2010 mainly as a result of management fees paid to our former officer and director of $50,000 in 2010. We incurred operating expenses of $354,895 for the period from inception (July 21, 2008) to December 31, 2011.

We incurred other expenses of $2,400 in the form of interest expenses for the three months ended December 31, 2011, as compared to $23,900 for the three months ended December 31, 2010, which includes interest expenses of $2,400 and an impairment of $21,500. We incurred other expenses of $12,907 for the period from inception (July 21, 2008) to December 31, 2011.

We incurred a net loss of $3,050 for the three months ended December 31, 2011, as compared with a net loss of $74,928 for the three months ended December 31, 2010. We incurred a net loss of $367,802 for the period from inception (July 21, 2008) to December 31, 2011.

Liquidity and Capital Resources

As of December 31, 2011, we had current assets of $6,200 and currently liabilities of $110,926. We had a working capital deficit of $104,726 as of December 31, 2011.

Operating activities used $0 in cash for the three months ended December 31, 2011. The zero balance in cash was primarily attributable to funding the loss for the period offset by increases in accrued expenses and interest.

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

5

Off Balance Sheet Arrangements

As of December 31, 2011, there were no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2011, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

6

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

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterola Biotech, Inc.

Date:	March 5, 2014

By:	/s/ Rene Lauritsen
Rene Lauritsen
Title:	Chief Executive Officer and Director

8