Form 10-Q
period 2012-03-31
ALTEROLA BIOTECH INC.
filed 2014-03-07
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 114,980,000 shares as of February 24, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of March 31, 2012 and September 30, 2011 (unaudited);
F-2	Statements of Operations for the three and six months ended March 31, 2012 and 2011 and period from July 21, 2008 (Inception) to March 31, 2012 (unaudited);
F-3	Statements of Cash Flows for the six months ended March 31, 2012 and 2011 and period from July 21, 2008 (Inception) to March 31, 2012 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF MARCH 31, 2012 AND SEPTEMBER 30, 2011

	March 31, 2012	September 30, 2011
ASSETS
Current Assets
Cash and equivalents	$0	$0

Website, net	6,200	6,200

TOTAL ASSETS	$6,200	$6,200

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$17,486	$16,186
Accrued interest	16,490	11,690
Notes payable	80,000	80,000
Total Liabilities	113,976	107,876

Stockholders’ Deficit
Common Stock, $.001 par value, 140,000,000 shares authorized, 77,980,000 shares issued and outstanding	77,980	77,980
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Additional paid-in capital	132,850	132,850
Deficit accumulated during the development stage	(318,606)	(312,506)
Total stockholders’ Deficit	(107,776)	(101,676)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,200	$6,200

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011

FOR THE PERIOD FROM JULY 21, 2008 (INCEPTION) TO MARCH 31, 2012

	Three months ended March 31, 2012	Three months ended March 31, 2011	Six months ended March 31, 2012	Six months ended March 31, 2011	Period from July 21, 2008 (Inception) to March 31, 2012

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Exploration costs	0	0	0	0	19,873
Stock-based compensation	0	0	0	0	26,000
Accounting and audit fees	650	0	1,300	0	79,251
Legal fees	0	0	0	0	101,896
Consulting fees	0	0	0	0	13,930
Management fees	0	0	0	50,000	84,134
Transfer agent and filing fees	0	0	0	0	17,817
General and administrative expenses	0	1,000	0	2,028	12,644
TOTAL OPERATING EXPENSES	650	1,000	1,300	52,028	355,545

LOSS FROM OPERATIONS	(650)	(1,000)	(1,300)	(52,028)	(355,545)

OTHER INCOME (EXPENSE)
Interest expense	(2,400)	(2,400)	(4,800)	(4,800)	(16,490)
Impairment	0	0	0	(21,500)	(21,500)
Gain on settlement of payables	0	0	0	0	22,683
TOTAL OTHER INCOME (EXPENSE)	(2,400)	(2,400)	(4,800)	(26,300)	(15,307)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(3,050)	$(3,400)	$(6,100)	$(78,328)	$(370,852)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	77,980,000	82,980,000	77,980,000	87,980,000

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011

FOR THE PERIOD FROM JULY 21, 2008 (INCEPTION) TO MARCH 31, 2012

	Six months ended March 31, 2012	Six months ended March 31, 2011	Period from July 21, 2008 (Inception) to March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,100)	$(78,328)	$(370,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	0	0	26,000
Impairment	0	21,500	21,500
Gain on settlement of payables	0	0	(22,683)
Changes in assets and liabilities:
Decrease in prepaid expenses	0	0	0
Increase in accrued expenses	1,300	2,000	40,169
Increase in accrued interest	4,800	4,800	16,490
Net Cash Used by Operating Activities	0	(50,028)	(289,376)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intellectual property	0	0	(5,000)
Website development	0	0	(6,200)
Net Cash Used by Investing Activities	0	0	(11,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the sale of common stock	0	50,000	208,618
Contributed capital	0	0	11,958
Proceeds from notes payable	0	0	80,000
Net Cash Provided by Financing Activities	0	50,000	300,576

Net Increase (Decrease) in Cash and Cash Equivalents	0	(28)	0

Cash and cash equivalents, beginning of period	0	28	0
Cash and cash equivalents, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

NON-CASH INVESTING AND FINANCING INFORMATION
Common stock issued for intellectual property	$0	$0	$16,500
Common stock cancelled on sale of subsidiary	$0	$0	$52,246

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2012

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

MARCH 31, 2012

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

Website Development Costs

Costs incurred in developing and maintaining a website are charged to expense when incurred for the planning, content population, and administration or maintenance of the website. All development costs for the application, infrastructure, and graphics development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs will be amortized using straight-line basis over two years, the estimated economic life of the completed website. As of March 31, 2012, the Company’s website was not in service; accordingly no amortization has been recorded during the periods ended March 31, 2012.

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

MARCH 31, 2012

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of March 31, 2012, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

Alterola does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2012

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

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2012 and September 30, 2011:

	March 31, 2012	September 30, 2011
Audit fees	$2,850	$2,850
Accounting	2,100	800
Legal fees	10,000	10,000
Transfer agent and filing fees	1,416	1,416
Other	1,120	1,120
Total Accrued Expenses	$17,486	$16,186

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following at March 31, 2012 and September 30, 2011:

	March 31, 2012	September 30, 2011
Note payable, unsecured, bearing interest at 12% per annum, due on June 26, 2011	$30,000	$30,000

Convertible note payable, unsecured, bearing interest at 12% per annum, due on July 24, 2011	50,000	50,000

Total Notes payable	$80,000	$80,000

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

The notes payable are currently in default as of the date of issuance of these financial statements. Interest expense related to these notes was $4,800 and $4,800 for the six month periods ended March 31, 2012 and 2011, respectively.

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

MARCH 31, 2012

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

The Company has 77,980,000 shares of common stock issued and outstanding as of March 31, 2012. There are no shares of preferred stock issued and outstanding as of March 31, 2012.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company paid management fees of $50,000 to a company controlled by the former president during the six months ended March 31, 2011.

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

NOTE 9 – INCOME TAXES

For the period ended March 31, 2012, Alterola has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $370,850 at March 31, 2012, and will expire beginning in the year 2028.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 9 – INCOME TAXES (CONTINUED)

The provision for Federal income tax consists of the following for the periods ended March 31:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$2,074	$26,630
Less: valuation allowance	(2,074)	(26,630)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2012
Deferred tax asset attributable to:
Net operating loss carryover	$126,090
Less: valuation allowance	(126,090)
Net deferred tax asset	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $370,850 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – SUBSEQUENT EVENTS

On July 16, 2013, the Company issued 37,000,000 shares of its common stock to an officer in consideration for his service from February 12, 2012.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Plan of Operation

Our plan is to use our IP and develop and market Nutraceutical/functional chewing gum and in the future medicinal chewing gum. We are ardently researching new ways to use chewing gum as a delivery system, expanding on the kinds of applications chewing gum has been used for in the past. We expect to reveal functional chewing gum for new applications by the end of 2014 and in the future we plan to develop gum for the delivery of medicines.

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

  Appetite suppressor
  Cholesterol suppressor
  Antioxidant gum
  Motion sickness suppressor
  Vitamin gum

In order to implement our business plan, however, we will need to raise funds. We were able to secure a small loan of $25,000 to pay the legal and accounting fees needed to bring our reporting filings current with the Securities and Exchange Commission. We will need more funds to meet our timetable of introducing Nutraceutical/functional chewing gum by the end of 2014.

Results of Operations for the Three and Six Months Ended March 31, 2012 and 2011 and Period from Inception (July 21, 2008) to March 31, 2012

We have generated no revenues since inception and we do not anticipate earning revenues until such time that we are able to market and sell our products.

We incurred operating expenses of $650 for the three months ended March 31, 2012, compared with operating expenses of $1,000 for the three months ended March 31, 2011. Our operating expenses for the three months ended March 31, 2012 consisted entirely of accounting and audit fees while our expenses for the prior year period consisted of general and administrative expenses.

We incurred operating expenses of $1,300 for the six months ended March 31, 2012, compared with operating expenses of $52,028 for the six months ended March 31, 2011. Our operating expenses in 2012 decreased significantly from 2011 mainly as a result of management fees paid to our former officer and director of $50,000 in 2011. We incurred operating expenses of $355,545 for the period from inception (July 21, 2008) to March 31, 2012.

We incurred other expenses of $2,400 in the form of interest expenses for the three months ended March 31, 2012, as compared to $2,400 for the three months ended March 31, 2011, which also consisted of interest expenses. We incurred other expenses of $4,800 in the form of interest expenses for the six months ended March 31, 2012, as compared to $26,300 for the six months ended March 31, 2011, which also consisted of interest expenses of 4,800 and also an impairment of $21,500. We incurred other expenses of $15,307 for the period from inception (July 21, 2008) to March 31, 2012.

We incurred a net loss of $3,050 for the three months ended March 31, 2012, as compared with a net loss of $3,400 for the three months ended March 31, 2011. We incurred a net loss of $6,100 for the six months ended March 31, 2012, as compared with a net loss of $78,238 for the six months ended March 31, 2011. We incurred a net loss of $370,852 for the period from inception (July 21, 2008) to March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2012, we had current assets of $0 and currently liabilities of $113,976. We had a working capital deficit of $113,976 as of March 31, 2012.

Operating activities used $0 in cash for the six months ended March 31, 2012. The zero balance in cash was primarily attributable to funding the loss for the period offset by increases in accrued expenses and interest.

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

Off Balance Sheet Arrangements

As of March 31, 2012, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $370,852 for the period July 21, 2008 (inception date) through March 31, 2012, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2012, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

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

Alterola Biotech, Inc.

Date:	March 7, 2014

By:	/s/ Rene Lauritsen
Rene Lauritsen
Title:	Chief Executive Officer and Director

