Form 10-K
period 2012-09-30
ALTEROLA BIOTECH INC.
filed 2014-03-11
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-156091

Alterola Biotech, Inc.
(Exact name of registrant as specified in its charter)

Nevada	TBA
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

340 S Lemon Ave # 4041 Walnut, California	91789
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 909-584 5853

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [ ]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 114,980,000 shares as of February 24, 2014.

1

 PART I

Item 1. Business

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

•	Appetite suppressor
•	Cholesterol suppressor
•	Antioxidant gum
•	Motion sickness suppressor
•	Vitamin gum

In order to implement our business plan, however, we will need to raise funds. We were able to secure a small loan of $25,000 to pay the legal and accounting fees needed to bring our reporting filings current with the Securities and Exchange Commission. We will need more funds to meet our timetable of introducing Nutraceutical/functional chewing gum by the end of 2014.

Regulatory Matters

We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes, and payroll taxes.

Employees

We have no other employees other than our sole officer and director. He oversees all responsibilities in the areas of corporate administration, business development and research. If finances permit, however, we intend to expand our current management to retain skilled directors, officers and employees with experience relevant to our business focus.

Item 2. Properties

We do not lease or own any real property. We maintain our offices at 340 S Lemon Ave # 4041 Walnut, California 91789.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “ALTA” on the OTCPink operated by OTC Markets Group, Inc.  Our reporting is presently not current and we have a “limited information” designation attached to our symbol.

There is currently no active trading market for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending September 30, 2011
Quarter Ended	High $	Low $
September 30, 2011	1.00	1.00
June 30, 2011	1.00	0.40
March 31, 2011	1.90	0.05
December 31, 2010	1.75	1.50

Fiscal Year Ending September 30, 2012
Quarter Ended	High $	Low $
September 30, 2012	3.00	3.00
June 30, 2012	3.00	3.00
March 31, 2012	6.90	0.05
December 31, 2011	1.00	0.05

Penny Stock

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;(b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask  price;(d) contains a toll-free telephone number for inquiries on disciplinary actions;(e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and;(f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with; (a) bid and offer quotations for the penny stock;(b) the compensation of the broker-dealer and its salesperson in the transaction;(c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders of Our Common Stock

Currently, we have forty-eight (48) holders of record of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

We did not issue any securities under any equity compensation plan as of September 30, 2012.

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

Results of Operations for the Year Ended September 30, 2012 and 2011 and Period from Inception (July 21, 2008) through September 30, 2012

We generated no revenue for the period from July 21, 2008 (Date of Inception) until September 30, 2012. We do not anticipate earning revenues until such time that we are able to market and sell our products.

We had operating expenses of $3,650 for the year ended September 30, 2012, as compared with operating expenses of $97,695 for the year ended September 30, 2011. We had operating expenses of $357,895 from July 21, 2008 (Date of Inception) until September 30, 2012. Our operating expenses for the year ended September 30, 2012 consisted of accounting and audit fees of $3,650. Our operating expenses for the year ended September 30, 2011 consisted of accounting and audit fees of $4,150, legal fees of $32,561, management fees of $50,000, general and administrative expenses of $28, and transfer agent and filing fees of $10,956.

We had other expenses consisting of $9,600 for the year ended September 30, 2012, which consisted entirely of interest expenses of $9,600, as compared with other expenses of $8,417 for the year ended September 30, 2011, consisting of interest expenses of $9,600 and an impairment of $21,500 offset by the gain on settlement of payables of $22,683.

We recorded a net loss of $13,250 for the year ended September 30, 2012, as compared with $106,112 for the year ended September 30, 2011. We incurred a net loss of $378,002 for the period from July 21, 2008 (Date of Inception) until September 30, 2012.

We anticipate our operating expenses will increase as we implement our business plan.

Liquidity and Capital Resources

As of September 30, 2012, we had total current assets of $0 and current liabilities of $121,126.  Thus, we have a working capital deficit of $121,126 as of September 30, 2012.

Operating activities used $0 in cash for the year ended September 30, 2012. Our net loss was the main reason for our negative operating cash flow offset by accrued expenses and accrued interest. Financing activities during the year ended September 30, 2011 generated $0 in cash during the period.

As of September 30, 2012, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals.  The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $378,002 for the period July 21, 2008 (inception date) through September 30, 2012, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Off Balance Sheet Arrangements

As of September 30, 2012, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of September 30, 2012 and September 30, 2011;
F-3	Statements of Operations for the years ended September 30, 2012 and 2011, and the periods from inception to September 30, 2012;
F-4	Statement of Stockholders’ Deficit for period from inception to September 30, 2012;
F-5	Statements of Cash Flows for the years ended September 30, 2012 and 2011, and the periods from inception to September 30, 2012;
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Alterola Biotech, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets of Alterola Biotech, Inc. (the “Company”) as of September 30, 2012 and 2011 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period from July 21, 2008 (Date of Inception) through September 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alterola Biotech, Inc. as of September 30, 2012 and 2011 and the results of its operations and its cash flows for the years then ended and the period from July 21, 2008 (Date of Inception) through September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

January 3, 2014

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND 2011

	2012	2011
ASSETS
Current Assets
Cash and equivalents	$0	$0
Website, net	6,200	6,200
TOTAL ASSETS	$6,200	$6,200
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$19,836	$16,186
Accrued interest	21,290	11,690
Notes payable	80,000	80,000
Total Liabilities	121,126	107,876
Stockholders’ Deficit
Common Stock, $.001 par value, 140,000,000 shares authorized, 77,980,000 shares issued and outstanding	77,980	77,980
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Additional paid-in capital	132,850	132,850
Deficit accumulated during the development stage	(325,756)	(312,506)
Total stockholders’ Deficit	(114,926)	(101,676)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,200	$6,200

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

FOR THE PERIOD FROM JULY 21, 2008 (INCEPTION) TO SEPTEMBER 30, 2012

	Year ended September 30, 2012	Year ended September 30, 2011	Period from July 21, 2008 (Inception) to September 30, 2012
REVENUES	$0	$0	$0
OPERATING EXPENSES
Exploration costs	0	0	19,873
Stock-based compensation	0	0	26,000
Accounting and audit fees	3,650	4,150	81,601
Legal fees	0	32,561	101,896
Consulting fees	0	0	13,930
Management fees	0	50,000	84,134
Transfer agent and filing fees	0	10,956	17,817
General and administrative expenses	0	28	12,644
TOTAL OPERATING EXPENSES	3,650	97,695	357,895
LOSS FROM OPERATIONS	(3,650)	(97,695)	(357,895)
OTHER INCOME (EXPENSE)
Interest expense	(9,600)	(9,600)	(21,290)
Impairment	0	(21,500)	(21,500)
Gain on settlement of payables	0	22,683	22,683
TOTAL OTHER INCOME (EXPENSE)	(9,600)	(8,417)	(20,107)
PROVISION FOR INCOME TAXES	0	0	0
NET LOSS	$(13,250)	$(106,112)	$(378,002)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	77,980,000	84,088,904

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JULY 21, 2008 (INCEPTION) TO SEPTEMBER 30, 2012

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Balance, July 21, 2008 (Inception)	0	$0	$0	$0	$0
Common stock issued for cash	55,000,000	55,000	—	—	55,000
Common stock returned to treasury for cancellation	(55,000,000)	(55,000)	—	—	(55,000)
Common stock issued for cash	55,000,000	55,000	(2,754)	—	52,246
Stock-based compensation for shares issued on discount	—	—	26,000	—	26,000
Common stock issued for cash	42,000,000	42,000	17,207	—	59,207
Equity issuance costs	—	—	(5,700)	—	(5,700)
Net loss for the period ended September 30, 2008	—	—	—	(32,531)	(32,531)
Balance, September 30, 2008	97,000,000	97,000	34,753	(32,531)	99,222
Common stock issued for cash	2,400,000	2,400	465	—	2,865
Net loss for the year ended September 30, 2009	—	—	—	(97,238)	(97,238)
Balance, September 30, 2009	99,400,000	99,400	35,218	(129,769)	4,849
Common stock issued for cash	33,330,000	33,330	16,670	—	50,000
Common stock returned to treasury for cancellation on sale of subsidiary JRE Exploration Ltd.	(55,000,000)	(55,000)	2,754	52,246	0
Common stock issued for intellectual property	55,000,000	55,000	(38,500)	—	16,500
Common stock returned to treasury for cancellation	(40,000,00)	(40,000)	40,000	—	0
Net loss for the year ended September 30, 2010	—	—	—	(128,871)	(128,871)
Balance, September 30, 2010	92,730,000	92,730	56,142	(206,394)	(57,522)
Common stock issued for cash	250,000	250	49,750	—	50,000
Contributed capital	—	—	11,958	—	11,958
Common stock returned to treasury for cancellation	(15,000,000)	(15,000)	15,000	—	0
Net loss for the year ended September 30, 2011	—	—	—	(106,112)	(106,112)
Balance, September 30, 2011	77,980,000	77,980	132,850	(312,506)	(101,676)
Net loss for the year ended September 30, 2012	—	—	—	(13,250)	(13,250)
Balance, September 30, 2012	77,980,000	$77,980	$132,850	$(325,756)	$(114,926)

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

FOR THE PERIOD FROM JULY 21, 2008 (INCEPTION) TO SEPTEMBER 30, 2012

	Year ended September 30, 2012	Year ended September 30, 2011	Period from July 21, 2008 (Inception) to September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(13,250)	$(106,112)	$(378,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	0	0	26,000
Impairment	0	21,500	21,500
Gain on settlement of payables	0	(22,683)	(22,683)
Changes in assets and liabilities:
Decrease in prepaid expenses	0	500	0
Increase in accrued expenses	3,650	35,209	42,519
Increase in accrued interest	9,600	9,600	21,290
Net Cash Used by Operating Activities	0	(61,986)	(289,376)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intellectual property	0	0	(5,000)
Website development	0	0	(6,200)
Net Cash Used by Investing Activities	0	0	(11,200)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the sale of common stock	0	50,000	208,618
Contributed capital	0	11,958	11,958
Proceeds from notes payable	0	0	80,000
Net Cash Provided by Financing Activities	0	61,958	300,576
Net Increase (Decrease) in Cash and Cash Equivalents	0	(28)	0
Cash and cash equivalents, beginning of period	0	28	0
Cash and cash equivalents, end of period	$0	$0	$0
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0
NON-CASH INVESTING AND FINANCING INFORMATION
Common stock issued for intellectual property	$0	$0	$16,500
Common stock cancelled on sale of subsidiary	$0	$0	$52,246

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Website Development Costs

Costs incurred in developing and maintaining a website are charged to expense when incurred for the planning, content population, and administration or maintenance of the website. All development costs for the application, infrastructure, and graphics development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs will be amortized using straight-line basis over two years, the estimated economic life of the completed website. As of September 30, 2012, the Company’s website was not in service; accordingly no amortization has been recorded during the years ended September 30, 2012 and 2011.

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

SEPTEMBER 30, 2012

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

As of September 30, 2012, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

Alterola does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2012 and 2011:

	2012	2011
Audit fees	$5,700	$2,850
Accounting	1,600	800
Legal fees	10,000	10,000
Transfer agent and filing fees	1,416	1,416
Other	1,120	1,120
Total Accrued Expenses	$19,836	$16,186

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following at September 30, 2012 and 2011:

	2012	2011
Note payable, unsecured, bearing interest at 12% per annum, due on June 26, 2011	$30,000	$30,000
Convertible note payable, unsecured, bearing interest at 12% per annum, due on July 24, 2011	50,000	50,000
Total Notes payable	$80,000	$80,000

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

Interest expense related to these notes was $9,600 and $9,600 for the years ended September 30, 2012 and 2011, respectively.

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

SEPTEMBER 30, 2012

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

The Company has 77,980,000 shares of common stock issued and outstanding as of September 30, 2012 and 2011. There are no shares of preferred stock issued and outstanding as of September 30, 2012 and 2011.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company paid management fees of $50,000 to a company controlled by the former president during the year ended September 30, 2011.

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

NOTE 9 – INCOME TAXES

For the period ended September 30, 2012, Alterola has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $378,000 at September 30, 2012, and will expire beginning in the year 2028.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 9 – INCOME TAXES (CONTINUED)

The provision for Federal income tax consists of the following for the years ended September 30:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$4,505	$36,078
Less: valuation allowance	(4,505)	(36,078)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$128,521	$124,016
Less: valuation allowance	(128,521)	(124,016)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $378,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – SUBSEQUENT EVENTS

On July 16, 2013, the Company issued 37,000,000 shares of its common stock to an officer in consideration for his service from February 12, 2012.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being September 30, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2012, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending September 30, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Remediation of Material Weakness

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees. We are currently in the process of hiring an outsourced controller to improve the controls for accounting and financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have one executive officer and director, as follows:

Name	Age	Position Held with the Company
Rene Lauritsen	40	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director

Set forth below is a brief description of the background and business experience of our executive officer and director.

Rene Lauritsen is our newly appointed President, Chief Executive Officer, and Director. Rene Lauritsen holds degrees in business administration from Aarhus Business School and IT-administration from Niels Brock Copenhagen Business School and since graduation he has spent 15 years owning, running and working as an independent business consultant at Capital Nordic Limited. Mr Lauritsen area of expertise is working in the information technology field and he has spent this time focusing on helping early and mid-stage companies meet their objectives.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Rene Lauritsen, at the address appearing on the first page of this annual report.

Code of Ethics

We have not adopted a Code of Ethics that applies our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officer for all services rendered in all capacities to us for the periods ended September 30, 2011 and 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rene Lauritsen, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer,Principal Accounting Officer, and Director	2011 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Tobias Hedstrom Former Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer,Principal Accounting Officer, and Director	2011 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Soren Nielsen Former Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer,Principal Accounting Officer, and Director	2011 2012	0 0	0 0	0 0	0 0	0 0	0 0	50,000(1) 0	50,000 0

(1)	On March 15, 2011, we entered into an agreement with Mr. Nielsen to cancel and return 15,000,000 shares he held in our company back to treasury in exchange for a complete release of all claims. We also paid a company controlled by Mr. Nielson $50,000 for unpaid and accrued management fees.

Narrative Disclosure to Summary Compensation Table

On July 16, 2013, we issued Mr. Lauritsen 37,000,000 shares of our common stock in consideration for his service as our officer from February 12, 2012.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Rene Lauritsen	—	—	—	—	—	—	—	—	—
Tobias Hedstrom	—	—	—	—	—	—	—	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of  February 24, 2014, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership [1]	% of Common Stock [2]
Rene Lauritsen	Common Stock	37,000,000 Shares	32.17%
DIRECTORS AND OFFICERS – TOTAL (One Officer and Director)	37,000,000 Shares	32.17%
5% SHAREHOLDERS
CBH Bank BD Jaques-Dalcroze 7 Geneve, Switzerland 1204	Common Stock	7,964,000 Shares	6.93%
Laurag Associates S.A. % Euro Helvetia Trustco S.A, World Trade Geneva 15, Switzerland CH-1215	Common Stock	32,330,000 Shares	28.11%

1.	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
2.	The percentage shown is based on denominator of 114,980,000 shares of common stock issued and outstanding for the company as of February 24, 2014.
3.	Steven Drayton is the beneficial owner of Murrayfield Limited having a business address of Eurohelvetia Trust Co., S.A., World Trade Center 1, P.O. Box 69, 1215, Geneva

Item 13. Certain Relationships and Related Transactions, and Director Independence

Aside from what is provided below, since October 1, 2010 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On July 16, 2013, we issued our officer and director, Rene Lauritsen, 37,000,000 shares of our common stock in consideration for his service as our officer from February 12, 2012.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended March 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$2,850	$0	$2,200	$0
2012	$2,850	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form S-1 filed on December 12, 2008.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alterola Biotech, Inc.

By: /s/ Rene Lauritsen

Rene Lauritsen

President, Chief Executive Officer, Principal Executive Officer,

Chief Financial Officer, Principal Financial Officer,

Principal Accounting Officer, and Director

March 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Rene Lauritsen

Rene Lauritsen

President, Chief Executive Officer, Principal Executive Officer,

Chief Financial Officer, Principal Financial Officer,

Principal Accounting Officer, and Director

March 10, 2014

