Form 10-Q
period 2013-06-30
ALTEROLA BIOTECH INC.
filed 2014-03-17
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of June 30, 2013 and September 30, 2012 (unaudited);
F-2	Statements of Operations for the three and nine months ended June 30, 2013 and 2012 and period from July 21, 2008 (Inception) to June 30, 2013 (unaudited);
F-3	Statements of Cash Flows for the nine months ended June 30, 2013 and 2012 and period from July 21, 2008 (Inception) to June 30, 2013 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF JUNE 30, 2013 AND SEPTEMBER 30, 2012

	June 30, 2013	September 30, 2012
ASSETS
Current Assets
Cash and equivalents	$0	$0

Website, net	6,200	6,200

TOTAL ASSETS	$6,200	$6,200

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$21,786	$19,836
Accrued interest	28,490	21,290
Notes payable	80,000	80,000
Total Liabilities	130,276	121,126

Stockholders’ Deficit
Common Stock, $.001 par value, 140,000,000 shares authorized, 77,980,000 shares issued and outstanding	77,980	77,980
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Additional paid-in capital	132,850	132,850
Deficit accumulated during the development stage	(334,906)	(325,756)
Total stockholders’ Deficit	(124,076)	(114,926)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,200	$6,200

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012

FOR THE PERIOD FROM JULY 21, 2008 (INCEPTION) TO JUNE 30, 2013

	Three months ended June 30, 2013	Three months ended June 30, 2012	Nine months ended June 30, 2013	Nine months ended June 30, 2012	Period from July 21, 2008 (Inception) to June 30, 2013

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Exploration costs	0	0	0	0	19,873
Stock-based compensation	0	0	0	0	26,000
Accounting and audit fees	650	650	1,950	1,950	83,551
Legal fees	0	0	0	0	101,896
Consulting fees	0	0	0	0	13,930
Management fees	0	0	0	0	84,134
Transfer agent and filing fees	0	0	0	0	17,817
General and administrative expenses	0	0	0	0	12,644
TOTAL OPERATING EXPENSES	650	650	1,950	1,950	359,845

LOSS FROM OPERATIONS	(650)	(650)	(1,950)	(1,950)	(359,845)

OTHER INCOME (EXPENSE)
Interest expense	(2,400)	(2,400)	(7,200)	(7,200)	(28,490)
Impairment	0	0	0	0	(21,500)
Gain on settlement of payables	0	0	0	0	22,683
TOTAL OTHER INCOME (EXPENSE)	(2,400)	(2,400)	(7,200)	(7,200)	(27,307)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(3,050)	$(3,050)	$(9,150)	$(9,150)	$(387,152)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	77,980,000	77,980,000	77,980,000	77,980,000

See accompanying notes to financial statements.

 ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED JUNE 30, 2013 AND 2012

FOR THE PERIOD FROM JULY 21, 2008 (INCEPTION) TO JUNE 30, 2013

	Nine months ended June 30, 2013	Nine months ended June 30, 2012	Period from July 21, 2008 (Inception) to June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(9,150)	$(9,150)	$(387,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	0	0	26,000
Impairment	0	0	21,500
Gain on settlement of payables	0	0	(22,683)
Changes in assets and liabilities:
Decrease in prepaid expenses	0	0	0
Increase in accrued expenses	1,950	1,950	44,469
Increase in accrued interest	7,200	7,200	28,490
Net Cash Used by Operating Activities	0	0	(289,376)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intellectual property	0	0	(5,000)
Website development	0	0	(6,200)
Net Cash Used by Investing Activities	0	0	(11,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the sale of common stock	0	0	208,618
Contributed capital	0	0	11,958
Proceeds from notes payable	0	0	80,000
Net Cash Provided by Financing Activities	0	0	300,576

Net Increase (Decrease) in Cash and Cash Equivalents	0	0	0

Cash and cash equivalents, beginning of period	0	0	0
Cash and cash equivalents, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

NON-CASH INVESTING AND FINANCING INFORMATION
Common stock issued for intellectual property	$0	$0	$16,500
Common stock cancelled on sale of subsidiary	$0	$0	$52,246

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013

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

JUNE 30, 2013

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

Website Development Costs

Costs incurred in developing and maintaining a website are charged to expense when incurred for the planning, content population, and administration or maintenance of the website. All development costs for the application, infrastructure, and graphics development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs will be amortized using straight-line basis over two years, the estimated economic life of the completed website. As of June 30, 2013, the Company’s website was not in service; accordingly no amortization has been recorded during the period ended June 30, 2013.

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

JUNE 30, 2013

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of June 30, 2013, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

Alterola does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013

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

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2013 and September 30, 2012:

	June 30, 2013	September 30, 2012
Audit fees	$5,700	$5,700
Accounting	3,550	1,600
Legal fees	10,000	10,000
Transfer agent and filing fees	1,416	1,416
Other	1,120	1,120
Total Accrued Expenses	$21,786	$19,836

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following at June 30, 2013 and September 30, 2012:

	June 30, 2013	September 30, 2012

Note payable, unsecured, bearing interest at 12% per annum, due on June 26, 2011	$30,000	$30,000
Convertible note payable, unsecured, bearing interest at 12% per annum, due on July 24, 2011	50,000	50,000
Total Notes payable	$80,000	$80,000

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

Interest expense related to these notes was $7,200 and $7,200 for the nine month periods ended June 30, 2013 and 2012, respectively.

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

JUNE 30, 2013

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

The Company has 77,980,000 shares of common stock issued and outstanding as of June 30, 2013. There are no shares of preferred stock issued and outstanding as of June 30, 2013.

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

NOTE 9 – INCOME TAXES

For the periods ended June 30, 2013, Alterola has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $387,150 at June 30, 2013, and will expire beginning in the year 2028.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 9 – INCOME TAXES (CONTINUED)

The provision for Federal income tax consists of the following for the nine month periods ended June 30:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$3,111	$3,111
Less: valuation allowance	(3,111)	(3,111)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2013
Deferred tax asset attributable to:
Net operating loss carryover	$131,631
Less: valuation allowance	(131,631)
Net deferred tax asset	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $387,150 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – SUBSEQUENT EVENTS

On July 16, 2013, the Company issued 37,000,000 shares of its common stock to an officer in consideration for his service from February 12, 2012.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for the Three and Nine Months Ended June 30, 2013 and 2012 and Period from Inception (July 21, 2008) to June 30, 2013

We have generated no revenues since inception and we do not anticipate earning revenues until such time that we are able to market and sell our products.

We incurred operating expenses of $650 for the three months ended June 30, 2013, compared with operating expenses of $650 for the three months ended June 30, 2012. We incurred operating expenses of $1,950 for the nine months ended June 30, 2013, compared with operating expenses of $1,950 for the nine months ended June 30, 2012. Our operating expenses for the three and nine months ended June 30, 2013 and 2012 consisted entirely of accounting and audit fees.

We incurred operating expenses of $359,845 for the period from inception (July 21, 2008) to June 30, 2013.

We incurred other expenses of $2,400 in the form of interest expenses for the three months ended June 30, 2013, as compared to $2,400 for the three months ended June 30, 2012, which also consisted of interest expenses. We incurred other expenses of $7,200 in the form of interest expenses for the nine months ended June 30, 2013, as compared to $7,200 for the nine months ended June 30, 2012, which also consisted of interest expenses. We incurred other expenses of $27,307 for the period from inception (July 21, 2008) to June 30, 2013.

We incurred a net loss of $3,050 for the three months ended June 30, 2013, as compared with a net loss of $3,050 for the three months ended June 30, 2012. We incurred a net loss of $9,150 for the nine months ended June 30, 2013, as compared with a net loss of $9,150 for the nine months ended June 30, 2012. We incurred a net loss of $387,152 for the period from inception (July 21, 2008) to June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2013, we had current assets of $0 and currently liabilities of $130,276. We had a working capital deficit of $130,276 as of June 30, 2013.

Operating activities used $0 in cash for the nine months ended June 30, 2013. The zero balance in cash was primarily attributable to funding the loss for the period offset by increases in accrued expenses and interest.

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

5

Off Balance Sheet Arrangements

As of June 30, 2013, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $387,152 for the period July 21, 2008 (inception date) through June 30, 2013, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2013, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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