Form 10-K
period 2013-09-30
ALTEROLA BIOTECH INC.
filed 2014-05-13
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 114,980,000 shares as of April 28, 2014.

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

The is currently no active trading market for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending September 30, 2013
Quarter Ended	High $	Low $
September 30, 2013	N/A	N/A
June 30, 2013	N/A	N/A
March 31, 2013	N/A	N/A
December 31, 2012	3.00	3.00

Fiscal Year Ending September 30, 2012
Quarter Ended	High $	Low $
September 30, 2012	3.00	3.00
June 30, 2012	3.00	3.00
March 31, 2012	6.90	0.05
December 31, 2011	1.00	0.05

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

We did not issue any securities under any equity compensation plan as of September 30, 2013.

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

Results of Operations for the Year Ended September 30, 2013 and 2012 and Period from Inception (July 21, 2008) through September 30, 2013

We generated no revenue for the period from July 21, 2008 (Date of Inception) until September 30, 2013. We do not anticipate earning revenues until such time that we are able to market and sell our products.

We had operating expenses of $59,132 for the year ended September 30, 2013, as compared with operating expenses of $3,650 for the year ended September 30, 2012. Our operating expenses for the year ended September 30, 2013 consisted of stock-based compensation of $37,000, legal fees of $14,982, accounting and audit fees of $4,650, and consulting fees of $2,500. Our operating expenses for the year ended September 30, 2012 consisted entirely of accounting and audit fees of $3,650. We had operating expenses of $417,027 for the period from inception (July 21, 2008) through September 30, 2014.

We had other expenses consisting of $13,369 for the year ended September 30, 2013, which consisted of interest expenses of $10,494 and financing costs of $2,875, as compared with other expenses consisting entirely of interest expenses of $9,600 for the year ended September 30, 2012.

We recorded a net loss of $72,501 for the year ended September 30, 2013, as compared with $13,250 for the year ended September 30, 2012.

We anticipate our operating expenses will increase as we implement our business plan.

Liquidity and Capital Resources

As of September 30, 2013, we had total current assets of $22,952 and current liabilities of $179,579.  Thus, we have a working capital deficit of $156,627 as of September 30, 2013.

Operating activities used $30,673 in cash for the year ended September 30, 2013. Our net loss was the main reason for our negative operating cash flow. Financing activities during the year ended September 30, 2013 generated $40,000 in cash during the period entirely from proceeds of notes.

As of September 30, 2013, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals.  The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have negative working capital, have incurred losses since inception, and have not yet received revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Off Balance Sheet Arrangements

As of September 30, 2013, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of September 30, 2013 and September 30, 2012;
F-3	Statements of Operations for the years ended September 30, 2013 and 2012, and the periods from inception to September 30, 2013;
F-4	Statement of Stockholders’ Equity for period from inception to September 30, 2013;
F-5	Statements of Cash Flows for the years ended September 30, 2013 and 2012, and the periods from inception to September 30, 2013;
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Alterola Biotech, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets of Alterola Biotech, Inc. (the “Company”) as of September 30, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the period from July 21, 2008 (Date of Inception) through September 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alterola Biotech, Inc. as of September 30, 2013 and 2012 and the results of its operations and its cash flows for the years then ended and the period from July 21, 2008 (Date of Inception) through September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Alterola Biotech, Inc. will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 9. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

April 9, 2014

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF SEPTEMBER 30, 2013 AND 2012

	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$9,327	$0
Prepaid expenses	12,500	0
Deferred financing costs	1,125	0
	22,952	0
Website, net	6,200	6,200
TOTAL ASSETS	$29,152	$6,200
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$23,795	$19,836
Accrued interest	31,784	21,290
Notes payable	124,000	80,000
Total Liabilities	179,579	121,126
Stockholders’ Deficit
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common Stock, $.001 par value, 140,000,000 shares authorized, 114,980,000 and 77,980,000 shares issued and outstanding, respectively	114,980	77,980
Additional paid-in capital	132,850	132,850
Deficit accumulated during the development stage	(398,257)	(325,756)
Total Stockholders’ Deficit	(150,427)	(114,926)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$29,152	$6,200

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

FOR THE PERIOD FROM JULY 21, 2008 (INCEPTION) TO SEPTEMBER 30, 2013

	Year ended September 30, 2013	Year ended September 30, 2012	Period from July 21, 2008 (Inception) to September 30, 2013
REVENUES	$0	$0	$0
OPERATING EXPENSES
Exploration costs	0	0	19,873
Stock-based compensation	37,000	0	63,000
Accounting and audit fees	4,650	3,650	86,251
Legal fees	14,982	0	116,878
Consulting fees	2,500	0	16,430
Management fees	0	0	84,134
Transfer agent and filing fees	0	0	17,817
General and administrative expenses	0	0	12,644
TOTAL OPERATING EXPENSES	59,132	3,650	417,027
LOSS FROM OPERATIONS	(59,132)	(3,650)	(417,027)
OTHER INCOME (EXPENSE)
Interest expense	(10,494)	(9,600)	(31,784)
Financing costs	(2,875)	0	(2,875)
Impairment	0	0	(21,500)
Gain on settlement of payables	0	0	22,683
TOTAL OTHER INCOME (EXPENSE)	(13,369)	(9,600)	(33,476)
PROVISION FOR INCOME TAXES	0	0	0
NET LOSS	$(72,501)	$(13,250)	$(450,503)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	85,481,370	77,980,000

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JULY 21, 2008 (INCEPTION) TO SEPTEMBER 30, 2013

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Balance, July 21, 2008 (Inception)	0	$0	$0	$0	$0
Common stock issued for cash	55,000,000	55,000	—	—	55,000
Common stock returned to treasury for cancellation	(55,000,000)	(55,000)	—	—	(55,000)
Common stock issued for cash	55,000,000	55,000	(2,754)	—	52,246
Stock-based compensation for shares issued on discount	—	—	26,000	—	26,000
Common stock issued for cash	42,000,000	42,000	17,207	—	59,207
Equity issuance costs	—	—	(5,700)	—	(5,700)
Net loss for the period ended September 30, 2008	—	—	—	(32,531)	(32,531)
Balance, September 30, 2008	97,000,000	97,000	34,753	(32,531)	99,222
Common stock issued for cash	2,400,000	2,400	465	—	2,865
Net loss for the year ended September 30, 2009	—	—	—	(97,238)	(97,238)
Balance, September 30, 2009	99,400,000	99,400	35,218	(129,769)	4,849
Common stock issued for cash	33,330,000	33,330	16,670	—	50,000
Common stock returned to treasury for cancellation on sale of subsidiary JRE Exploration Ltd.	(55,000,000)	(55,000)	2,754	52,246	0
Common stock issued for intellectual property	55,000,000	55,000	(38,500)	—	16,500
Common stock returned to treasury for cancellation	(40,000,00)	(40,000)	40,000	—	0
Net loss for the year ended September 30, 2010	—	—	—	(128,871)	(128,871)
Balance, September 30, 2010	92,730,000	92,730	56,142	(206,394)	(57,522)
Common stock issued for cash	250,000	250	49,750	—	50,000
Contributed capital	—	—	11,958	—	11,958
Common stock returned to treasury for cancellation	(15,000,000)	(15,000)	15,000	—	0
Net loss for the year ended September 30, 2011	—	—	—	(106,112)	(106,112)
Balance, September 30, 2011	77,980,000	77,980	132,850	(312,506)	(101,676)
Net loss for the year ended September 30, 2012	—	—	—	(13,250)	(13,250)
Balance, September 30, 2012	77,980,000	77,980	132,850	(325,756)	(114,926)
Common stock issued for services	37,000,000	37,000	—	—	37,000
Net loss for the year ended September 30, 2013	—	—	—	(72,501)	(72,501)
Balance, September 30, 2013	114,980,000	$114,980	$132,850	$(398,257)	$(150,427)

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

FOR THE PERIOD FROM JULY 21, 2008 (INCEPTION) TO SEPTEMBER 30, 2013

	Year ended September 30, 2013	Year ended September 30, 2012	Period from July 21, 2008 (Inception) to September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(72,501)	$(13,250)	$(450,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	37,000	0	63,000
Deferred financing costs	2,875		2,875
Impairment	0	0	21,500
Gain on settlement of payables	0	0	(22,683)
Changes in assets and liabilities:
Increase in prepaid expenses	(12,500)	0	(12,500)
Increase in accrued expenses	3,959	3,650	46,478
Increase in accrued interest	10,494	9,600	31,784
Net Cash Used by Operating Activities	(30,673)	0	(320,049)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intellectual property	0	0	(5,000)
Website development	0	0	(6,200)
Net Cash Used by Investing Activities	0	0	(11,200)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the sale of common stock	0	0	208,618
Contributed capital	0	0	11,958
Proceeds from notes payable	40,000	0	120,000
Net Cash Provided by Financing Activities	40,000	0	340,576
Net Increase in Cash and Cash Equivalents	9,327	0	9,327
Cash and cash equivalents, beginning of period	0	0	0
Cash and cash equivalents, end of period	$9,327	$0	$9,327
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0
NON-CASH INVESTING AND FINANCING INFORMATION
Common stock issued for intellectual property	$0	$0	$16,500
Common stock cancelled on sale of subsidiary	$0	$0	$52,246
Deferred financing costs related to notes payable	$4,000	$0	$4,000

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

SEPTEMBER 30, 2013

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

Website Development Costs

Costs incurred in developing and maintaining a website are charged to expense when incurred for the planning, content population, and administration or maintenance of the website. All development costs for the application, infrastructure, and graphics development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs will be amortized using straight-line basis over two years, the estimated economic life of the completed website. As of September 30, 2013, the Company’s website was not in service; accordingly no amortization has been recorded during the years ended September 30, 2013 and 2012.

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

Fair Value of Financial Instruments

Alterola’s financial instruments consist of cash and cash equivalents, prepaid expenses, deferred financing costs, accrued expenses, accrued interest and notes payable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

SEPTEMBER 30, 2013

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

During the year ended September 30, 2013, the Company has issued 37,000,000 shares of common stock to its director.

Recent Accounting Pronouncements

Alterola does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 3 – PREPAID EXPENSES

The Company entered into a contract for DTC services on August 1, 2013 for a period of one year. The total amount paid for the services was $15,000 and will be expensed through July 31, 2014. The Company is expensing $1,250 per month and the remaining prepaid balance was $12,500 as of September 30, 2013.

NOTE 4 – WEBSITE

The Company has capitalized costs associated with building a website in accordance with ASC 350-50. The website will be amortized over its useful life once completed. As of September 30, 2013, the website hasn’t been completed and no amortization has been recorded.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2013 and 2012:

	2013	2012
Audit fees	$4,550	$5,700
Accounting	200	1,600
Legal fees	16,509	10,000
Transfer agent and filing fees	1,416	1,416
Other	1,120	1,120
Total Accrued Expenses	$23,795	$19,836

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following at September 30, 2013 and 2012:

	2013	2012
Note payable, unsecured, bearing interest at 12% per annum, due on June 26, 2011	$30,000	$30,000
Convertible note payable, unsecured, bearing interest at 12% per annum, due on July 24, 2011	50,000	50,000
Note payable, unsecured, bearing interest at 10% per annum plus financing charge of $2,500, due on October 10, 2013	27,500	0
Note payable, unsecured, bearing interest at 10% per annum plus financing charge of $1,500, due on February 13, 2014	16,500	0
Total Notes payable	$124,000	$80,000

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 6 – NOTES PAYABLE (CONTINUED)

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

Notes payable in the amount of $124,000 are currently in default as of the date of issuance of these financial statements.

Interest expense related to these notes was $10,494 and $9,600 for the years ended September 30, 2013 and 2012, respectively.

Financing costs are amortized over the term of the loan. As of September 30, 2013 financing costs of $2,875 has been expensed in the statement of operations and unamortized financing costs of $1,125 are deferred on the balance sheet.

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

SEPTEMBER 30, 2013

NOTE 7 – CAPITAL STOCK (CONTINUED)

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

On July 16, 2013, the Company issued 37,000,000 shares of common stock to its director for services rendered with a deemed value of $ 37,000.

The Company had 114,980,000 and 77,980,000 shares of common stock issued and outstanding as of September 30, 2013 and 2012, respectively. There are no shares of preferred stock issued and outstanding as of September 30, 2013 and 2012.

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

On July 16, 2013, the Company issued 37,000,000 shares of common stock to its director for services rendered with a deemed value of $ 37,000.

NOTE 9 – LIQUIDITY AND GOING CONCERN

Alterola has negative working capital, has incurred losses since inception, and has not yet received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of Alterola to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 10 – INCOME TAXES

For the year ended September 30, 2013, Alterola has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $450,503 at September 30, 2013, and will expire beginning in the year 2028.

The provision for Federal income tax consists of the following for the years ended September 30:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$24,650	$4,505
Less: valuation allowance	(24,650)	(4,505)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of September 30:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$153,171	$128,521
Less: valuation allowance	(153,171)	(128,521)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $450,503 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being September 30, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Rene Lauritsen is our President, Chief Executive Officer, and Director. Rene Lauritsen holds degrees in business administration from Aarhus Business School and IT-administration from Niels Brock Copenhagen Business School and since graduation he has spent 15 years owning, running and working as an independent business consultant at Capital Nordic Limited. Mr Lauritsen area of expertise is working in the information technology field and he has spent this time focusing on helping early and mid-stage companies meet their objectives.

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

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officer for all services rendered in all capacities to us for the periods ended September 30, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rene Lauritsen, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer,Principal Accounting Officer, and Director	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Tobias Hedstrom Former Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer,Principal Accounting Officer, and Director	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to Summary Compensation Table

On July 16, 2013, we issued Mr. Lauritsen 37,000,000 shares of our common stock in consideration for his service as our officer from February 12, 2012.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2013.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of  April 28, 2014, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership [1]	% of Common Stock [2]
Rene Lauritsen	Common Stock	37,000,000 Shares	32.17%
DIRECTORS AND OFFICERS – TOTAL (One Officer and Director)		37,000,000 Shares	32.17%

5% SHAREHOLDERS
CBH Bank BD Jaques-Dalcroze 7 Geneve, Switzerland 1204	Common Stock	7,976,000 Shares	6.93%
Laurag Associates S.A. % Euro Helvetia Trustco S.A, World Trade Geneva 15, Switzerland CH-1215	Common Stock	32,330,000 Shares	28.11%

1.	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

2.	The percentage shown is based on denominator of 114,980,000 shares of common stock issued and outstanding for the company as of April 28, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Aside from what is provided below, since October 1, 2012 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On July 16, 2013, we issued our officer and director, Rene Lauritsen, 37,000,000 shares of our common stock in consideration for his service as our officer from February 12, 2012.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended September 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2013	$2,850	$0	$2,200	$0
2012	$2,850	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form S-1 filed on December 12, 2008.

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

May 13, 2014

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

May 13, 2014

