Form 10-Q
period 2013-12-31
ALTEROLA BIOTECH INC.
filed 2014-05-14
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 114,980,000 shares as of April 28, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of December 31, 2013 and September 30, 2013 (unaudited);
F-2	Statements of Operations for the three months ended December 31, 2013 and 2012 and period from July 21, 2008 (Inception) to December 31, 2013 (unaudited);
F-3	Statements of Cash Flows for the three months ended December 31, 2013 and 2012 and period from July 21, 2008 (Inception) to December 31, 2013 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF DECEMBER 31, 2013 AND SEPTEMBER 30, 2013

	December 31, 2013	September 30, 2013
ASSETS
Current Assets
Cash and equivalents	$2,493	$9,327
Prepaid expenses	6,250	12,500
Deferred financing costs	94	1,125
Total Current Assets	8,837	22,952
Website, net	6,200	6,200
TOTAL ASSETS	$15,037	$29,152
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$17,936	$23,795
Accrued interest	35,284	31,784
Notes payable	124,000	124,000
Total Liabilities	177,220	179,579
Stockholders’ Deficit
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common Stock, $.001 par value, 140,000,000 shares authorized, 114,980,000 shares issued and outstanding	114,980	114,980
Additional paid-in capital	132,850	132,850
Deficit accumulated during the development stage	(410,013)	(398,257)
Total Stockholders’ Deficit	(162,183)	(150,427)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,037	$29,152

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

FOR THE PERIOD FROM JULY 21, 2008 (INCEPTION) TO DECEMBER 31, 2013

	Three months ended December 31, 2013	Three months ended December 31, 2012	Period from July 21, 2008 (Inception) to December 31, 2013
REVENUES	$0	$0	$0
OPERATING EXPENSES
Exploration costs	0	0	19,873
Stock-based compensation	0	0	63,000
Accounting and audit fees	650	650	86,901
Legal fees	325	0	117,203
Consulting fees	6,250	0	22,680
Management fees	0	0	84,134
Transfer agent and filing fees	0	0	17,817
General and administrative expenses	0	0	12,644
TOTAL OPERATING EXPENSES	7,225	650	424,252
LOSS FROM OPERATIONS	(7,225)	(650)	(424,252)
OTHER INCOME (EXPENSE)
Interest expense	(3,500)	(2,400)	(35,284)
Financing costs	(1,031)	0	(3,906)
Impairment	0	0	(21,500)
Gain on settlement of payables	0	0	22,683
TOTAL OTHER INCOME (EXPENSE)	(4,531)	(2,400)	(38,007)
PROVISION FOR INCOME TAXES	0	0	0
NET LOSS	$(11,756)	$(3,050)	$(462,259)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	114,980,000	77,980,000

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

FOR THE PERIOD FROM JULY 21, 2008 (INCEPTION) TO DECEMBER 31, 2013

	Three months ended December 31, 2013	Three months ended December 31, 2012	Period from July 21, 2008 (Inception) to December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(11,756)	$(3,050)	$(462,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	0	0	63,000
Deferred financing costs	1,031		3,906
Impairment	0	0	21,500
Gain on settlement of payables	0	0	(22,683)
Changes in assets and liabilities:
Decrease in prepaid expenses	6,250	0	(6,250)
Increase (decrease) in accrued expenses	(5,859)	650	40,619
Increase in accrued interest	3,500	2,400	35,284
Net Cash Used by Operating Activities	(6,834)	0	(326,883)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intellectual property	0	0	(5,000)
Website development	0	0	(6,200)
Net Cash Used by Investing Activities	0	0	(11,200)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the sale of common stock	0	0	208,618
Contributed capital	0	0	11,958
Proceeds from notes payable	0	0	120,000
Net Cash Provided by Financing Activities	0	0	340,576
Net Increase (Decrease) in Cash and Cash Equivalents	(6,834)	0	2,493
Cash and cash equivalents, beginning of period	9,327	0	0
Cash and cash equivalents, end of period	$2,493	$0	$2,493
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0
NON-CASH INVESTING AND FINANCING INFORMATION
Common stock issued for intellectual property	$0	$0	$16,500
Common stock cancelled on sale of subsidiary	$0	$0	$52,246
Common stock issued for services	$0	$0	$37,000

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Basis of Presentation

The accompanying unaudited interim financial statements of Alterola Biotech Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2013 as reported in Form 10-K, have been omitted.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a September 30 fiscal year end.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Website Development Costs

Costs incurred in developing and maintaining a website are charged to expense when incurred for the planning, content population, and administration or maintenance of the website. All development costs for the application, infrastructure, and graphics development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs will be amortized using straight-line basis over two years, the estimated economic life of the completed website. As of December 31, 2013, the Company’s website was not in service; accordingly no amortization has been recorded during the periods ended December 31, 2013 and 2012.

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

DECEMBER 31, 2013

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

During the year ended September 30, 2013, the Company issued 37,000,000 shares of common stock to its director.

Recent Accounting Pronouncements

Alterola does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2013 and September 30, 2013:

	December 31, 2013	September 30, 2013
Audit fees	$5,000	$4,550
Accounting	400	200
Legal fees	10,000	16,509
Transfer agent and filing fees	1,416	1,416
Other	1,120	1,120
Total Accrued Expenses	$17,936	$23,795

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following at December 31, 2013 and September 30, 2013:

	December 31, 2013	September 30, 2013
Note payable, unsecured, bearing interest at 12% per annum, due on June 26, 2011	$30,000	$30,000
Convertible note payable, unsecured, bearing interest at 12% per annum, due on July 24, 2011	50,000	50,000
Note payable, unsecured, bearing interest at 10% per annum plus financing charge of $2,500, due on October 10, 2013	27,500	27,500
Note payable, unsecured, bearing interest at 10% per annum plus financing charge of $1,500, due on February 13, 2014	16,500	16,500
Total Notes payable	$124,000	$124,000

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

Interest expense related to these notes was $3,500 and $2,400 for the periods ended December 31, 2013 and 2012, respectively.

Financing costs are amortized over the term of the loan. As of December 31, 2013 financing costs of $3,906 has been expensed in the statement of operations and unamortized financing costs of $94 are deferred on the balance sheet.

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

DECEMBER 31, 2013

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

On July 16, 2013, the Company issued 37,000,000 shares of common stock to its director for services with a deemed value of $37,000.

The Company has 114,980,000 shares of common stock issued and outstanding as of December 31, 2013 and September 30, 2013 respectively. There are no shares of preferred stock issued and outstanding as of December 31, 2013 and September 30, 2013.

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

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 9 – INCOME TAXES

For the period ended December 31, 2013, Alterola has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $462,260 at December 31, 2013, and will expire beginning in the year 2028.

The provision for Federal income tax consists of the following for the periods ended December 31:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$3,997	$1,037
Less: valuation allowance	(3,997)	(1,037)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2013
Deferred tax asset attributable to:
Net operating loss carryover	$157,168
Less: valuation allowance	(157,168)
Net deferred tax asset	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $462,260 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operationsb

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

Results of Operations for the Three Months Ended December 31, 2013 and 2012 and Period from Inception (July 21, 2008) to December 31, 2013

We have generated no revenues since inception and we do not anticipate earning revenues until such time that we are able to market and sell our products.

We incurred operating expenses of $8,256 for the three months ended December 31, 2013, compared with operating expenses of $650 for the three months ended December 31, 2012. Our operating expenses in 2013 increased from 2012 mainly as a result of financing costs, consulting fees and legal fees that were not incurred in 2012. We incurred operating expenses of $427,877 for the period from inception (July 21, 2008) to December 31, 2013.

We incurred other expenses of $3,500 in the form of interest expenses for the three months ended December 31, 2013, as compared to $2,400 for the three months ended December 31, 2012, which is entirely made up of interest expenses for both periods. We incurred other expenses of $34,101 for the period from inception (July 21, 2008) to December 31, 2013.

We incurred a net loss of $11,756 for the three months ended December 31, 2013, as compared with a net loss of $3,050 for the three months ended December 31, 2012. We incurred a net loss of $462,259 for the period from inception (July 21, 2008) to December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2013, we had current assets of $8,837 and current liabilities of $177,220. We had a working capital deficit of $168,383 as of December 31, 2013.

Operating activities used $6,834 in cash for the three months ended December 31, 2013. Our negative operating cash flow was attributable to funding the loss for the period along with a decrease in accrued expenses, offset by a decrease in prepaid expenses, deferred financing costs, and an increase in accrued interest.

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

Off Balance Sheet Arrangements

As of December 31, 2013, there were no off balance sheet arrangements.

5

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $462,259 for the period July 21, 2008 (inception date) through December 31, 2013, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2013, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Alterola Biotech, Inc.

Date:	May 13, 2014

By:	/s/ Rene Lauritsen
Rene Lauritsen
Title:	Chief Executive Officer and Director

8