Form 10-Q
period 2014-03-31
ALTEROLA BIOTECH INC.
filed 2014-05-20
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 114,980,000 shares as of May 15, 2014.

1

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of March 31, 2014 and September 30, 2013 (unaudited);
F-2	Statements of Operations for the three and six months ended March 31, 2014 and 2013 and period from July 21, 2008 (Inception) to March 31, 2014 (unaudited);
F-3	Statements of Cash Flows for the six months ended March 31, 2014 and 2013 and period from July 21, 2008 (Inception) to March 31, 2014 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF MARCH 31, 2014 AND SEPTEMBER 30, 2013

	March 31, 2014	September 30, 2013
ASSETS
Current Assets
Cash and equivalents	$2,000	$9,327
Prepaid expenses	—	12,500
Deferred financing costs	—	1,125
	2,000	22,952
Website, net	6,200	6,200
TOTAL ASSETS	$8,200	$29,152
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$20,179	$23,795
Accrued interest	38,784	31,784
Notes payable	130,000	124,000
Total Liabilities	188,963	179,579
Stockholders’ Deficit
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common Stock, $.001 par value, 140,000,000 shares authorized, 114,980,000 shares issued and outstanding	114,980	114,980
Additional paid-in capital	132,850	132,850
Deficit accumulated during the development stage	(428,593)	(398,257)
Total Stockholders’ Deficit	(180,763)	(150,427)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,200	$29,152

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2014 AND 2013

FOR THE PERIOD FROM JULY 21, 2008 (INCEPTION) TO MARCH 31, 2014

	Three months ended March 31, 2014	Three months ended March 31, 2013	Six months ended March 31, 2014	Six months ended March 31, 2013	Period from July 21, 2008 (Inception) to March 31, 2014
REVENUES	$0	$0	$0	$0	$0
OPERATING EXPENSES
Exploration costs	0	0	0	0	19,873
Stock-based compensation	0	0	0	0	63,000
Accounting and audit fees	2,150	650	2,800	1,300	89,051
Legal fees	5,086	0	5,411	0	122,289
Consulting fees	6,250	0	12,500	0	28,930
Management fees	0	0	0	0	84,134
Transfer agent and filing fees	0	0	0	0	17,817
General and administrative expenses	0	0	0	0	12,644
TOTAL OPERATING EXPENSES	13,486	650	20,711	1,300	437,738
LOSS FROM OPERATIONS	(13,486)	(650)	(20,711)	(1,300)	(437,738)
OTHER INCOME (EXPENSE)
Interest expense	(3,500)	(2,400)	(7,000)	(4,800)	(38,784)
Financing costs	(1,594)	0	(2,625)	0	(5,500)
Impairment	0	0	0	0	(21,500)
Gain on settlement of payables	0	0	0	0	22,683
TOTAL OTHER INCOME (EXPENSE)	(5,094)	(2,400)	(9,625)	(4,800)	(43,101)
PROVISION FOR INCOME TAXES	0	0	0	0	0
NET LOSS	$(18,580)	$(3,050)	$(30,336)	$(6,100)	$(480,839)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	114,980,000	77,980,000	114,980,000	77,980,000

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED MARCH 31, 2014 AND 2012

FOR THE PERIOD FROM JULY 21, 2008 (INCEPTION) TO MARCH 31, 2014

	Six months ended March 31, 2014	Six months ended March 31, 2013	Period from July 21, 2008 (Inception) to March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(30,336)	$(6,100)	$(480,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	0	0	63,000
Deferred financing costs	1,125		4,000
Impairment	0	0	21,500
Gain on settlement of payables	0	0	(22,683)
Changes in assets and liabilities:
Decrease in prepaid expenses	12,500	0	0
Increase (decrease) in accrued expenses	(3,616)	1,300	42,862
Increase in accrued interest	7,000	4,800	38,784
Net Cash Used by Operating Activities	(13,327)	0	(333,376)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intellectual property	0	0	(5,000)
Website development	0	0	(6,200)
Net Cash Used by Investing Activities	0	0	(11,200)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the sale of common stock	0	0	208,618
Contributed capital	0	0	11,958
Proceeds from notes payable	6,000	0	126,000
Net Cash Provided by Financing Activities	6,000	0	346,576
Net Increase (Decrease) in Cash and Cash Equivalents	(7,327)	0	2,000
Cash and cash equivalents, beginning of period	9,327	0	0
Cash and cash equivalents, end of period	$2,000	$0	$2,000
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0
NON-CASH INVESTING AND FINANCING INFORMATION
Common stock issued for intellectual property	$0	$0	$16,500
Common stock cancelled on sale of subsidiary	$0	$0	$52,246
Common stock issued for services	$0	$0	$37,000

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2014

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

MARCH 31, 2014

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

Website Development Costs

Costs incurred in developing and maintaining a website are charged to expense when incurred for the planning, content population, and administration or maintenance of the website. All development costs for the application, infrastructure, and graphics development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs will be amortized using straight-line basis over two years, the estimated economic life of the completed website. As of March 31, 2014, the Company’s website was not in service; accordingly no amortization has been recorded during the periods ended March 31, 2014 and 2013.

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

MARCH 31, 2014

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

MARCH 31, 2014

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

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2014 and September 30, 2013:

	March 31, 2014	September 30, 2013
Audit fees	$2,000	$4,550
Accounting	1,050	200
Legal fees	14,593	16,509
Transfer agent and filing fees	1,416	1,416
Other	1,120	1,120
Total Accrued Expenses	$20,179	$23,795

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following at March 31, 2014 and September 30, 2013:

	March 31, 2014	September 30, 2013
Note payable, unsecured, bearing interest at 12% per annum, due on June 26, 2011	$30,000	$30,000
Convertible note payable, unsecured, bearing interest at 12% per annum, due on July 24, 2011	50,000	50,000
Note payable, unsecured, bearing interest at 10% per annum plus financing charge of $2,500, due on October 10, 2013	27,500	27,500
Note payable, unsecured, bearing interest at 10% per annum plus financing charge of $1,500, due on February 13, 2014	16,500	16,500
Note payable, unsecured, non interest bearing with finance charge of $ 1,500 due on March 31, 2014	6,000	0
Total Notes payable	$130,000	$124,000

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

Notes payable in the amount of $130,000 are currently in default as of the date of issuance of these financial statements.

Interest expense related to these notes was $3,500 and $2,400 for the periods ended March 31, 2014 and 2012, respectively.

Financing costs are amortized over the term of the loan. As of March 31, 2014 financing costs of $5,500 has been expensed in the statement of operations and unamortized financing costs of $nil are deferred on the balance sheet.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2014

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

The Company has 114,980,000 and 114,980,000 shares of common stock issued and outstanding as of March 31, 2014 and September 30, 2013 respectively. There are no shares of preferred stock issued and outstanding as of March 31, 2014 and September 30, 2013.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2014

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

NOTE 9 – INCOME TAXES

For the period ended March 31, 2014, Alterola has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $480,389 at March 31, 2014, and will expire beginning in the year 2028.

The provision for Federal income tax consists of the following for the periods ended March 31

	2014	2013
Federal income tax benefit attributable to:
Current operations	$10,300	$2,074
Less: valuation allowance	(10,300)	(2,074)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2014
Deferred tax asset attributable to:
Net operating loss carryover	$163,500
Less: valuation allowance	(163,500)
Net deferred tax asset	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $480,389 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

4

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

Results of Operations for the Three and Six Months Ended March 31, 2014 and 2013 and Period from Inception (July 21, 2008) to March 31, 2014

We have generated no revenues since inception and we do not anticipate earning revenues until such time that we are able to market and sell our products.

We incurred operating expenses of $13,486 for the three months ended March 31, 2014, compared with operating expenses of $650 for the three months ended March 31, 2013. We incurred operating expenses of $20,711 for the six months ended March 31, 2014, compared with operating expenses of $1,300 for the six months ended March 31, 2013. Our operating expenses in 2014 increased from 2013 mainly as a result of accounting expenses, consulting fees and legal fees. We incurred operating expenses of $437,738 for the period from inception (July 21, 2008) to March 31, 2014.

We incurred other expenses of $5,094 and $9,625 in the form of interest expenses and financing costs for the three and six months ended March 31, 2014, respectively, as compared to $2,400 and $4,800 for the three and six months ended March 31, 2013, respectively, which was entirely made up of interest expenses. We incurred other expenses of $43,101 for the period from inception (July 21, 2008) to March 31, 2014.

We incurred a net loss of $18,580 for the three months ended March 31, 2014, as compared with a net loss of $3,050 for the three months ended March 31, 2013. We incurred a net loss of $30,336 for the six months ended March 31, 2014, as compared with a net loss of $6,100 for the six months ended March 31, 2013. We incurred a net loss of $480,839 for the period from inception (July 21, 2008) to March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2014, we had current assets of $2,000 and currently liabilities of $188,963. We had a working capital deficit of $186,963 as of March 31, 2014.

Operating activities used $13,327 in cash for the six months ended March 31, 2014. Our negative operating cash flow was attributable to funding the loss for the period along with a decrease in accrued expenses, offset by a decrease in prepaid expenses, deferred financing costs, and an increase in accrued interest.

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

Off Balance Sheet Arrangements

As of March 31, 2014, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $480,839 for the period July 21, 2008 (inception date) through March 31, 2014, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

5

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Alterola Biotech, Inc.

Date:	May 20, 2014

By:	/s/ Rene Lauritsen
Rene Lauritsen
Title:	Chief Executive Officer and Director

8