Form 10-Q
period 2014-06-30
ALTEROLA BIOTECH INC.
filed 2014-08-13
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 114,980,000 shares as of August 1, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of June 30, 2014 and September 30, 2013 (unaudited);
F-2	Statements of Operations for the three and nine months ended June 30, 2014 and 2013 (unaudited);
F-3	Statements of Cash Flows for the nine months ended June 30, 2014 and 2013 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

ALTEROLA BIOTECH, INC.

BALANCE SHEETS (unaudited)

AS OF JUNE 30, 2014 AND SEPTEMBER 30, 2013

	June 30, 2014	September 30, 2013
ASSETS
Current Assets
Cash and equivalents	$0	$9,327
Prepaid expenses	0	12,500
Deferred financing costs	0	1,125
	0	22,952
Website, net	6,200	6,200
TOTAL ASSETS	$6,200	$29,152
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$25,341	$23,795
Accrued interest	42,284	31,784
Notes payable	130,000	124,000
Total Liabilities	197,625	179,579
Stockholders’ Deficit
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common Stock, $.001 par value, 140,000,000 shares authorized, 114,980,000 shares issued and outstanding	114,980	114,980
Additional paid-in capital	132,850	132,850
Accumulated deficit	(439,255)	(398,257)
Total Stockholders’ Deficit	(191,425)	(150,427))
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,200	$29,152

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2014 AND 2013

	Three months ended June 30, 2014	Three months ended June 30, 2013	Nine months ended June 30, 2014	Nine months ended June 30, 2013
REVENUES	$0	$0	$0	$0
OPERATING EXPENSES
Accounting and audit fees	1,700	650	4,500	1,950
Legal fees	5,461	0	10,873	0
Consulting fees	0	0	12,500	0
TOTAL OPERATING EXPENSES	7,161	650	27,873	1,950
LOSS FROM OPERATIONS	(7,161)	(650)	(27,873)	(1,950)
OTHER INCOME (EXPENSE)
Interest expense	(3,500)	(2,400)	(10,500)	(7,200)
Financing costs	0	0	(2,625)	0
TOTAL OTHER INCOME (EXPENSE)	(3,500)	(2,400)	(13,125)	(7,200)
PROVISION FOR INCOME TAXES	0	0	0	0
NET LOSS	$(10,661)	$(3,050)	$(40,998)	$(9,150)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	114,980,00	77,980,000	114,980,00	77,980,000

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED JUNE 30, 2014 AND 2013

	Nine months ended June 30, 2014	Nine months ended June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(40,998)	$(9,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred financing costs	2,625
Changes in assets and liabilities:
Decrease in prepaid expenses	12,500	0
Increase in accrued expenses	1,546	1,950
Increase in accrued interest	10,500	7,200
Net Cash Used by Operating Activities	(13,827)	0
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	4,500	0
Net Cash Provided by Financing Activities	4,500	0
Net Increase (Decrease) in Cash and Cash Equivalents	(9,327)	0
Cash and cash equivalents, beginning of period	9,327	0
Cash and cash equivalents, end of period	$0	$0
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2014

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

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Website Development Costs

Costs incurred in developing and maintaining a website are charged to expense when incurred for the planning, content population, and administration or maintenance of the website. All development costs for the application, infrastructure, and graphics development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs will be amortized using straight-line basis over two years, the estimated economic life of the completed website. As of June 30, 2014, the Company’s website was not in service; accordingly no amortization has been recorded during the periods ended June 30, 2014 and 2013.

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

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

Alterola does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2014 and September 30, 2013:

	June 30, 2014	September 30, 2013
Audit fees	$1,200	$4,550
Accounting	1,550	200
Legal fees	20,055	16,509
Transfer agent and filing fees	1,416	1,416
Other	1,120	1,120
Total Accrued Expenses	$25,341	$23,795

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following at June 30, 2014 and September 30, 2013:

	June 30, 2014	September 30, 2013
Note payable, unsecured, bearing interest at 12% per annum, due on June 26, 2011	$30,000	$30,000
Convertible note payable, unsecured, bearing interest at 12% per annum, due on July 24, 2011	50,000	50,000
Note payable, unsecured, bearing interest at 10% per annum plus financing charge of $2,500, due on October 10, 2013	27,500	27,500
Note payable, unsecured, bearing interest at 10% per annum plus financing charge of $1,500, due on February 13, 2014	16,500	16,500
Note payable, unsecured, non interest bearing with finance charge of $1,500 due on March 31, 2014	6,000	0
Total Notes payable	$130,000	$124,000

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 4 – NOTES PAYABLE (CONTINUED)

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

Interest expense related to these notes was $10,500 and $7,200 for the periods ended June 30, 2014 and 2013, respectively.

Financing costs are amortized over the term of the loan. The Company amortized financing costs totaling $2,625 during the nine months ended June 30, 2014 and unamortized financing costs of $nil are deferred on the balance sheet as of June 30, 2014.

NOTE 5 – CAPITAL STOCK

The Company has 140,000,000 shares of $0.001 par value common stock authorized and 10,000,000 shares of $0.001 par value preferred stock authorized.

On July 16, 2013, the Company issued 37,000,000 shares of common stock to its director for services with a deemed value of $37,000.

The Company has 114,980,000 shares of common stock issued and outstanding as of June 30, 2014 and September 30, 2013. There are no shares of preferred stock issued and outstanding as of June 30, 2014 and September 30, 2013.

NOTE 6 – RELATED PARTY TRANSACTIONS

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

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 7 – INCOME TAXES

For the period ended June 30, 2014, Alterola has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $491,501 at June 30, 2014, and will expire beginning in the year 2028.

The provision for Federal income tax consists of the following for the periods ended June 30:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$13,939	$3,111
Less: valuation allowance	(13,939)	(3,111)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2014
Deferred tax asset attributable to:
Net operating loss carryover	$167,110
Less: valuation allowance	(167,110)
Net deferred tax asset	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $491,501 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for the Three and Nine Months Ended June 30, 2014 and 2013 and Period from Inception (July 21, 2008) to June 30, 2014

We have generated no revenues since inception and we do not anticipate earning revenues until such time that we are able to market and sell our products.

We incurred operating expenses of $7,161 for the three months ended June 30, 2014, compared with operating expenses of $650 for the three months ended June 30, 2013. We incurred operating expenses of $27,873 for the nine months ended June 30, 2014, compared with operating expenses of $1,950 for the nine months ended June 30, 2013. Our operating expenses in 2014 increased from 2013 mainly as a result of accounting expenses, consulting fees and legal fees. We incurred operating expenses of $444,899 for the period from inception (July 21, 2008) to June 30, 2014.

We incurred other expenses of $3,500 and $13,125 in the form of interest expenses and interest expenses and financing costs for the three and nine months ended June 30, 2014, respectively, as compared to $2,400 and $7,200 for the three and nine months ended June 30, 2013, respectively, where both periods were entirely made up of interest expenses. We incurred other expenses of $46,601 for the period from inception (July 21, 2008) to June 30, 2014.

We incurred a net loss of $10,661 for the three months ended June 30, 2014, as compared with a net loss of $3,050 for the three months ended June 30, 2013. We incurred a net loss of $40,998 for the nine months ended June 30, 2014, as compared with a net loss of $9,150 for the nine months ended June 30, 2013. We incurred a net loss of $491,500 for the period from inception (July 21, 2008) to June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2014, we had no current assets and currently liabilities of $197,625. We had a working capital deficit of $197,625 as of June 30, 2014.

Operating activities used $15,327 in cash for the nine months ended June 30, 2014. Our negative operating cash flow was attributable to funding the loss for the period, offset by a decrease in prepaid expenses, deferred financing costs, and an increase in accrued interest and accrued expenses.

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

Off Balance Sheet Arrangements

As of June 30, 2014, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $491,500 for the period July 21, 2008 (inception date) through June 30, 2014, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

5

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Alterola Biotech, Inc.

Date:	August 13, 2014

By:	/s/ Rene Lauritsen
Rene Lauritsen
Title:	Chief Executive Officer and Director

8