Form 10-K
period 2014-09-30
ALTEROLA BIOTECH INC.
filed 2015-01-13
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 114,980,000 shares as of December 11, 2014.

PART I

Item 1. Business

Our Business

On May 3, 2010, we acquired intellectual property relating to certain chewing gum compositions having appetite suppressant activity (the “IP”). Following the acquisition of the IP, we commenced pursuing the development of chewing gums for the delivery of nutraceutical/functional ingredients for applications such as appetite suppressant, cholesterol suppressant, vitamin delivery, antioxidant delivery and motion sickness suppressant.

Our plan is to use our IP and develop and market nutraceutical/functional chewing gum and in the future medicinal chewing gum. We are ardently researching new ways to use chewing gum as a delivery system, expanding on the kinds of applications chewing gum has been used for in the past. We initially expected to reveal functional chewing gum for new applications by the end of 2014, but we were not able to do so. We will first need to raise additional capital to develop our chewing gum for the delivery of medicines.

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

  Appetite suppressor
  Cholesterol suppressor
  Antioxidant gum
  Motion sickness suppressor
  Vitamin gum

In order to implement our business plan, however, we will need to raise funds. We were able to secure small loans to pay the legal and accounting fees needed to keep our reporting filings current with the Securities and Exchange Commission. We will need more funds to meet our timetable of introducing Nutraceutical/functional chewing gum. We expect that we will need capital of $500,000 to develop our product.

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

After our formation, we were in the business of mineral exploration. On May 3, 2010, however, we entered into two agreements with Ola S. Juvkam-Wold (“Juvkam-Wold”), who was then our Chief Executive Officer and a director of our company: a Stock Purchase Agreement and General Release and Settlement Agreement. Pursuant to the Stock Purchase Agreement, Mr. Juvkam-Wold agreed to cancel and return 55,000,000 shares of common stock owned by him to us in consideration for all of the issued and outstanding stock of our wholly owned subsidiary, JRE Exploration Ltd. (“JRE”), and the cancellation of all debt owed by JRE to us. Pursuant to the Release and Settlement, Mr. Juvkam-Wold released us from any and all claims Mr. Juvkam-Wold may have against us or our affiliates. Our mineral exploration business was housed in JRE, and the transaction jettisoned the business from our company. Mr. Juvkam-Wold resigned as our officer and director and Soren Nielsen took his place.

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

On February 28, 2011, Mr. Nielsen resigned as our officer and director and Tobias Hedstrom took his place. On March 15, 2011, we entered into an agreement with Mr. Nielsen to cancel and return 15,000,000 shares he held in our company back to treasury in exchange for a complete release of all claims. We also paid a company controlled by Mr. Nielsen $50,000 for unpaid and accrued management fees.

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

Item 2. Properties

We do not lease or own any real property. We maintain our offices at 340 S Lemon Ave # 4041 Walnut, California 91789. Our officer and director provides this space without charge.

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

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCPink. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending September 30, 2014
Quarter Ended	High $	Low $
September 30, 2014	None	None
June 30, 2014	None	None
March 31, 2014	None	None
December 31, 2013	None	None

Fiscal Year Ending September 30, 2013
Quarter Ended	High $	Low $
September 30, 2013	None	None
June 30, 2013	None	None
March 31, 2013	None	None
December 31, 2012	3.00	3.00

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

None

Securities Authorized for Issuance under Equity Compensation Plans

We did not issue any securities under any equity compensation plan as of September 30, 2014.

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

Results of Operations for the Year Ended September 30, 2014 and 2013

We generated no revenue for the period from July 21, 2008 (Date of Inception) until September 30, 2014. We do not anticipate earning revenues until such time that we are able to market and sell our products.

We had operating expenses of $40,915 for the year ended September 30, 2014, as compared with operating expenses of $59,132 for the year ended September 30, 2013. Our operating expenses for the year ended September 30, 2014 consisted legal fees of $16,590, consulting fees of $12,500, accounting and audit fees of $9,200 and general and administrative expenses of $2,625. Our operating expenses for the year ended September 30, 2013 consisted of stock based compensation of $37,000, legal fees of $14,982, accounting and audit fees of $4,650, and general and administrative fees of $2,500.

We had other expenses consisting of $14,000 for the year ended September 30, 2014, which consisted entirely of interest expenses, as compared with other expenses of $13,369 for the year ended September 30, 2013, which consisted of interest expenses of $10,494 and financing costs of $2,875.

We recorded a net loss of $54,915 for the year ended September 30, 2014, as compared with $72,501 for the year ended September 30, 2013.

We anticipate our operating expenses will increase as we implement our business plan.

Liquidity and Capital Resources

As of September 30, 2014, we had total current assets of $0 and current liabilities of $211,542.  Thus, we have a working capital deficit of $211,542 as of September 30, 2014.

Operating activities used $16,077 in cash for the year ended September 30, 2014. Our net loss was the main reason for our negative operating cash flow, offset mainly by an increase in accrued expenses of $14,000, a decrease in prepaid expenses of $12,500, and an increase in accrued expenses of $11,213.

Financing activities during the year ended September 30, 2014 generated $6,750 in cash during the period entirely from proceeds of notes and advances from our director.

On November 20, 2014, we entered into a $20,000 Demand Promissory Note (the “Note”) with an outside investor. Under the terms of the Note, simple interest at 10% and all principal are due on demand.

As of September 30, 2014, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals.  The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Recently Issued Accounting Pronouncements

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

We do not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

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

Off Balance Sheet Arrangements

As of September 30, 2014, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firms
F-3	Balance Sheets as of September 30, 2014 and September 30, 2013;
F-4	Statements of Operations for the years ended September 30, 2014 and 2013;
F-5	Statement of Stockholders’ Deficit;
F-6	Statements of Cash Flows for the years ended September 30, 2014 and 2013;
F-7	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Alterola Biotech, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets of Alterola Biotech, Inc. (the “Company”) as of September 30, 2013 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alterola Biotech, Inc. as of September 30, 2013 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Alterola Biotech, Inc. will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 8. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

April 9, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Alterola Biotech, Inc.

We have audited the accompanying balance sheet of Alterola Biotech, Inc. as of September 30, 2014, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alterola Biotech, Inc. as of September 30, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 8 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/KLJ & Associates, LLP

St. Louis Park, MN

January 13, 2015

ALTEROLA BIOTECH, INC.

BALANCE SHEETS

AS OF SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

	September 30, 2014	September 30, 2013
ASSETS
Current Assets
Cash and equivalents	$—	$9,327
Prepaid expenses	—	12,500
Deferred financing costs	—	1,125
	—	22,952
Website, net	6,200	6,200
TOTAL ASSETS	$6,200	$29,152
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$35,008	$23,795
Accrued interest	45,784	31,784
Advances for director	750	—
Notes payable	130,000	124,000
Total Liabilities	211,542	179,579
Stockholders’ Deficit
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common Stock, $.001 par value, 140,000,000 shares authorized, 114,980,000 shares issued and outstanding	114,980	114,980
Additional paid-in capital	132,850	132,850
Accumulated deficit	(453,172)	(398,257)
Total Stockholders’ Deficit	(205,342)	(150,427))
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,200	$29,152

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED SEPTEMBER 30, 2014 AND 2013

	Year ended September 30, 2014	Year ended September 30, 2013
REVENUES	$—	$—
OPERATING EXPENSES
Stock-based compensation	—	37,000
Accounting and audit fees	9,200	4,650
Legal fees	16,590	14,982
Consulting fees	12,500	2,500
General and administrative expenses	2,625	—
TOTAL OPERATING EXPENSES	40,915	59,132
LOSS FROM OPERATIONS	(40,915)	(59,132)
OTHER INCOME (EXPENSE)
Interest expense	(14,000)	(10,494)
Financing costs	—	(2,875)
TOTAL OTHER INCOME (EXPENSE)	(14,000)	(13,369)
PROVISION FOR INCOME TAXES	—	—
NET LOSS	$(54,915)	$(72,501)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	114,980,000	85,481,370

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, September 30, 2012	77,980,000	77,980	132,850	(325,756)	(114,926)
Common stock issued for services	37,000,000	37,000	—	—	37,000
Net loss for the year ended September 30, 2013	—	—	—	(72,501)	(72,501)
Balance, September 30, 2013	114,980,000	114,980	132,850	(398,257)	(150,427)
Net loss for the period ended September 30, 2014	—	—	—	(54,915)	(54,915)
Balance, September 30, 2014	114,980,000	$114,980	$132,850	$(453,172)	$(205,342)

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

	Year ended September 30, 2014	Year ended September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(54,915)	$(72,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	—	37,000
Deferred financing costs	1,125	2,875
Impairment	—	—
Gain on settlement of payables	—	—
Changes in assets and liabilities:
Decrease in prepaid expenses	12,500	(12,500)
Increase (decrease) in accrued expenses	11,213	3,959
Increase in accrued interest	14,000	10,494
Net Cash Used by Operating Activities	(16,077)	(30,673)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intellectual property	—	—
Website development	—	—
Net Cash Used by Investing Activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the sale of common stock	—	—
Advances from director	750	—
Proceeds from notes payable	6,000	40,000
Net Cash Provided by Financing Activities	6,750	40,000
Net Increase (Decrease) in Cash and Cash Equivalents	(9,327)	9,327
Cash and cash equivalents, beginning of period	9,327	—
Cash and cash equivalents, end of period	$—	$9,327
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—
NON-CASH INVESTING AND FINANCING INFORMATION
Deferred financing costs related to notes payable	$—	4,000

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

Website Development Costs

Costs incurred in developing and maintaining a website are charged to expense when incurred for the planning, content population, and administration or maintenance of the website. All development costs for the application, infrastructure, and graphics development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs will be amortized using straight-line basis over two years, the estimated economic life of the completed website. As of September 30, 2014, the Company’s website was not in service; accordingly no amortization has been recorded during the periods ended September 30, 2014 and 2013.

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

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

We do not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 3 – INTELLECTUAL PROPERTY

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

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2014 and September 30, 2013:

	September 30, 2014	September 30, 2013
Audit fees	$5,000	$4,550
Accounting	1,700	200
Legal fees	25,772	16,509
Transfer agent and filing fees	1,416	1,416
Other	1,120	1,120
Total Accrued Expenses	$35,008	$23,795

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 5 – NOTES PAYABLE

Notes payable consisted of the following at September 30, 2014 and September 30, 2013:

	September 30, 2014	September 30, 2013
Note payable, unsecured, bearing interest at 12% per annum, due on June 26, 2011	$30,000	$30,000
Convertible note payable, unsecured, bearing interest at 12% per annum, due on July 24, 2011	50,000	50,000
Note payable, unsecured, bearing interest at 10% per annum plus financing charge of $2,500, due on October 10, 2013	27,500	27,500
Note payable, unsecured, bearing interest at 10% per annum plus financing charge of $1,500, due on February 13, 2014	16,500	16,500
Note payable, unsecured, non interest bearing with finance charge of $1,500 due on March 31, 2014	6,000	0
Total Notes payable	$130,000	$124,000

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

Interest expense related to these notes was $14,000 and $7,200 for the periods ended September 30, 2014 and 2013, respectively.

Financing costs are amortized over the term of the loan. As of September 30, 2014 financing costs of $5,500 has been expensed in the statement of operations and unamortized financing costs of $nil are deferred on the balance sheet.

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 6 – CAPITAL STOCK

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

The Company has 114,980,000 and 77,980,000 shares of common stock issued and outstanding as of September 30, 2014 and September 30, 2013 respectively. There are no shares of preferred stock issued and outstanding as of September 30, 2014 and September 30, 2013.

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 7 – RELATED PARTY TRANSACTIONS

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

NOTE 8 – LIQUIDITY AND GOING CONCERN

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

NOTE 9 – INCOME TAXES

For the period ended September 30, 2014, Alterola has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $505,500 at September 30, 2014, and will expire beginning in the year 2028.

The provision for Federal income tax consists of the following for the periods ended June 30:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$18,671	$24,650
Less: valuation allowance	(18,671)	(24,650)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2014	2013
Deferred tax asset attributable to:
Net operating loss carryover	$171,842	$153,171
Less: valuation allowance	(171,842)	(153,171)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $505,500 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, except as noted below. On November 20, 2014, the Company issued a promissory note in the amount of $20,000. The note bears interest at 10 % per annum and is due on demand.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On August 1, 2014, Silberstein Ungar, PLLC resigned as our accountant. We engaged KLJ & Associates as our principal accountants effective August 1, 2014. The decision to change accountants was approved by our board of directors.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being September 30, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending September 30, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have one executive officer and director, as follows:

Name	Age	Position Held with the Company
Rene Lauritsen	41	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director

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

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officer for all services rendered in all capacities to us for the periods ended September 30, 2014 and 2013.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rene Lauritsen, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer,Principal Accounting Officer, and Director	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Tobias Hedstrom, Former Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer,Principal Accounting Officer, and Director	2014 2013	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0

Narrative Disclosure to Summary Compensation Table

On July 16, 2013, we issued Mr. Lauritsen 37,000,000 shares of our common stock in consideration for his service as our officer from February 12, 2012.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2014.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of  January 12, 2015, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership [1]	% of Common Stock [2]
Rene Lauritsen	Common Stock	37,000,000 Shares	32.17%
DIRECTORS AND OFFICERS – TOTAL (One Officer and Director)	37,000,000 Shares	32.17%
5% SHAREHOLDERS
CBH Bank BD Jaques-Dalcroze 7 Geneve, Switzerland 1204	Common Stock	7,976,000 Shares	6.93%
Laurag Associates S.A. % Euro Helvetia Trustco S.A, World Trade Geneva 15, Switzerland CH-1215	Common Stock	32,330,000 Shares	28.11%

[1]	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
[2]	The percentage shown is based on denominator of 114,980,000 shares of common stock issued and outstanding for the company as of January 12, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Aside from what is provided below, for the past two fiscal years there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On July 16, 2013, we issued our officer and director, Rene Lauritsen, 37,000,000 shares of our common stock in consideration for his service as our officer from February 12, 2012.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended September 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2014	$6,400	$0	$0	$0
2013	$2,850	$0	$0	$0

 PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL).

[1]	Incorporated by reference to the Registration Statement on Form S-1 filed on December 12, 2008.

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

January 13, 2015

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

January 13, 2015

