Form 10-Q
period 2014-12-31
ALTEROLA BIOTECH INC.
filed 2015-02-23
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-156091

Alterola Biotech, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	TBA
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

340 S Lemon Ave # 4041 Walnut, California 91789
(Address of principal executive offices)

909-584-5853
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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 114,980,000 common shares as of January 5, 2015

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of December 31, 2014 and September 30, 2014 (unaudited);

F-2	Statements of Operations for the three months ended December 31, 2014 and 2013 (unaudited);

F-3	Statements of Cash Flow for the three months ended December 31, 2014 and 2013 (unaudited);

F-4	Notes to Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

ALTEROLA BIOTECH, INC.

BALANCE SHEETS (unaudited)

AS OF DECEMBER 31, 2014 AND SEPTEMBER 30, 2014

	December 31, 2014	September 30, 2014
ASSETS
Current Assets
Cash and equivalents	$13,718	$0
Prepaid expenses	0	0
Deferred financing costs	0	0
	13,718	0
Website, net	6,200	6,200
TOTAL ASSETS	$19,918	$6,200
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$33,584	$35,008
Accrued interest	49,509	45,784
Advances for director	750	750
Notes payable	150,000	130,000
Total Liabilities	233,843	211,542
Stockholders’ Deficit
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common Stock, $.001 par value, 140,000,000 shares authorized, 114,980,000 shares issued and outstanding	114,980	114,980
Additional paid-in capital	132,850	132,850
Deficit accumulated	(461,755)	(453,172)
Total Stockholders’ Deficit	(213,925)	(205,342)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$19,918	$6,200

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

	Three months ended December 31, 2014	Three months ended December 30, 2013
REVENUES	$0	$0
OPERATING EXPENSES
Stock-based compensation	0	0
Accounting and audit fees	1,750	650
Legal fees	3,078	325
Consulting fees	0	6,250
General and administrative expenses	30	0
TOTAL OPERATING EXPENSES	4,858	7,225
LOSS FROM OPERATIONS	(4,858)	(7,225)
OTHER INCOME (EXPENSE)
Interest expense	(3,725)	(3,500)
Financing costs	0	(1,031)
TOTAL OTHER INCOME (EXPENSE)	(3,725)	(4,531)
PROVISION FOR INCOME TAXES	0	0
NET LOSS	$(8,583)	$(11,756)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	114,980,000	114,980,000

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

	Three months ended December 31, 2014	Three months ended December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(8,583)	$(11,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	0	0
Deferred financing costs	0	1,031
Impairment	0	0
Gain on settlement of payables	0	0
Changes in assets and liabilities:
Decrease in prepaid expenses	0	6,250
Increase (decrease) in accrued expenses	(1,424)	(5,859)
Increase in accrued interest	3,725	3,500
Net Cash Used by Operating Activities	(6,282)	(6,834)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intellectual property	0	0
Website development	0	0
Net Cash Used by Investing Activities	0	0
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	20,000	0
Net Cash Provided by Financing Activities	20,000	0
Net Increase (Decrease) in Cash and Cash Equivalents	13,718	(6,834)
Cash and cash equivalents, beginning of period	0	9,327
Cash and cash equivalents, end of period	$13,718	$2,493
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0
NON-CASH INVESTING AND FINANCING INFORMATION
Deferred financing costs related to notes payable	$0	0

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

Basis of Presentation

The accompanying unaudited interim financial statements of Alterola Biotech Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2014 as reported in Form 10-K, have been omitted

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Website Development Costs

Costs incurred in developing and maintaining a website are charged to expense when incurred for the planning, content population, and administration or maintenance of the website. All development costs for the application, infrastructure, and graphics development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs will be amortized using straight-line basis over two years, the estimated economic life of the completed website. As of December 31, 2014, the Company’s website was not in service; accordingly no amortization has been recorded during the periods ended December 31, 2014 and 2013.

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

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2014 and September 30, 2014:

	December 31, 2014	September 30, 2014
Audit fees	$2,000	$5,000
Accounting	3,700	1,700
Legal fees	25,348	25,772
Transfer agent and filing fees	1,416	1,416
Other	1,120	1,120
Total Accrued Expenses	$33,584	$35,008

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 5 – NOTES PAYABLE

Notes payable consisted of the following at December 31, 2014 and September 30, 2014:

	December 31, 2014	September 30, 2014
Note payable, unsecured, bearing interest at 12% per annum, due on June 26, 2011	$30,000	$30,000
Convertible note payable, unsecured, bearing interest at 12% per annum, due on July 24, 2011	50,000	50,000
Note payable, unsecured, bearing interest at 10% per annum plus financing charge of $2,500, due on October 10, 2013	27,500	27,500
Note payable, unsecured, bearing interest at 10% per annum plus financing charge of $1,500, due on February 13, 2014	16,500	16,500
Note payable, unsecured, non interest bearing with finance charge of $1,500 due on March 31, 2014	6,000	6,000
Note payable, unsecured, bearing interest at 10% per annum, due on demand	20,000	0
Total Notes payable	$150,000	$130,000

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

Interest expense related to these notes was $3,725 and $3,500 for the periods ended December 31, 2014 and 2013, respectively.

Financing costs are amortized over the term of the loan. As of December 31, 2014 financing costs of $nil has been expensed in the statement of operations and unamortized financing costs of $nil are deferred on the balance sheet.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

The Company has 114,980,000 and 77,980,000 shares of common stock issued and outstanding as of December 31, 2014 and September 30, 2013 respectively. There are no shares of preferred stock issued and outstanding as of December 31, 2014 and September 30, 2013.

ALTEROLA BIOTECH, INC.

(Formerly Jedediah Resource Corp.)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

NOTE 8 – INCOME TAXES

For the period ended December 31, 2014, Alterola has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $505,500 at December 31, 2014, and will expire beginning in the year 2028.

The provision for Federal income tax consists of the following for the periods ended December 31:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$2,920	$3,997
Less: valuation allowance	(2,920)	(3,997)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2014
Deferred tax asset attributable to:
Net operating loss carryover	$174,770
Less: valuation allowance	(174,770)
Net deferred tax asset	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $514,100 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Company Overview

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

4

Results of Operations for the Three Months Ended December 31, 2014 and 2013

We have generated no revenues since inception and we do not anticipate earning revenues until such time that we are able to market and sell our products.

We incurred operating expenses of $4,858 for the three months ended December 31, 2014, compared with operating expenses of $7,225 for the three months ended December 31, 2013. Our operating expenses in 2014 decreased from 2013 mainly as a result of less consulting fees.

We incurred other expenses of $3,725 and $0 in the form of interest expenses and financing costs for the three months ended December 31, 2014, respectively, as compared to $3,500 and $1,031 for the three months ended December 31, 2013, respectively.

We incurred a net loss of $8,583 for the three months ended December 31, 2014, as compared with a net loss of $11,756 for the three months ended December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2014, we had $13,718 in current assets and currently liabilities of $233,843. We had a working capital deficit of $220,125 as of December 31, 2014.

Operating activities used $6,282 in cash for the three months ended December 31, 2014. Our negative operating cash flow was attributable to funding the loss for the period and a decrease in accrued expenses, offset by an increase in accrued interest.

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

Off Balance Sheet Arrangements

As of December 31, 2014, there were no off balance sheet arrangements.

5

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $461,755 for the period July 21, 2008 (inception date) through December 31, 2014, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterola Biotech, Inc.

Date:	February 23, 2015

By: /s/ Rene Lauritsen Rene Lauritsen Title: Chief Executive Officer, Chief Financial Officer and Director

8