Form 10-Q
period 2015-03-31
ALTEROLA BIOTECH INC.
filed 2015-05-08
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 114,980,000 common shares as of April 23, 2015

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2015 and September 30, 2014 (unaudited);

F-2	Statements of Operations for the three and six months ended March 31, 2015 and 2014 (unaudited);

F-3	Statements of Cash Flow for the six months ended March 31, 2015 and 2014 (unaudited);

F-4	Notes to Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

ALTEROLA BIOTECH, INC.

BALANCE SHEETS
(unaudited)

	March 31, 2015	September 30, 2014
ASSETS
Current Assets
Cash and equivalents	$9,156	$—
Prepaid expenses	—	—
Deferred financing costs	—	—
	9,156	—
Website, net	6,200	6,200
TOTAL ASSETS	$15,356	$6,200
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$31,634	$35,008
Accrued interest	53,509	45,784
Advances for director	750	750
Notes payable	150,000	130,000
Total Liabilities	235,893	211,542
Stockholders’ Deficit
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common Stock, $.001 par value, 140,000,000 shares authorized, 114,980,000 shares issued and outstanding	114,980	114,980
Additional paid-in capital	132,850	132,850
Deficit accumulated	(468,367)	(453,172)
Total Stockholders’ Deficit	(220,537)	(205,342)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,356	$6,200

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014	Six months ended March 31, 2015	Six months ended March 31, 2014
REVENUES	$—	$—	$—	$—
OPERATING EXPENSES
Stock-based compensation	—	—	—	—
Accounting and audit fees	500	2,150	2,250	2,800
Legal fees	2,111	5,086	5,190	5,411
Consulting fees	—	6,250	—	12,500
General and administrative expenses	—	—	30	—
TOTAL OPERATING EXPENSES	2,611	13,486	7,470	20,711
LOSS FROM OPERATIONS	(2,611)	(13,486)	(7,470)	(20,711)
OTHER INCOME (EXPENSE)
Interest expense	(4,000)	(3,500)	(7,725)	(7,000)
Financing costs	—	(1,594)	—	(2,625)
TOTAL OTHER INCOME (EXPENSE)	(6,611)	(5,094)	(15,195)	(9,625)
PROVISION FOR INCOME TAXES	—	—	—	—
NET LOSS	$(6,611)	$(18,580)	$(15,195)	$(30,336)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	114,980,000	114,980,000	114,980,000	114,980,000

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended March 31, 2015	Six months ended March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(15,195)	$(30,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	—	—
Deferred financing costs	—	1,125
Impairment	—	—
Gain on settlement of payables	—	—
Changes in assets and liabilities:
Decrease in prepaid expenses	—	12,500
Increase (decrease) in accrued expenses	(3,374)	(3,616)
Increase in accrued interest	7,725	7,000
Net Cash Used by Operating Activities	(10,844)	(13,327)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	20,000	6,000
Net Cash Provided by Financing Activities	20,000	6,000
Net Increase (Decrease) in Cash and Cash Equivalents	9,156	(7,327)
Cash and cash equivalents, beginning of period	—	9,327
Cash and cash equivalents, end of period	$9,156	$2,000
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 1 – NATURE OF BUSINESS

Alterola Biotech, Inc. (“Alterola” and the “Company”) is a start-up company and was incorporated in Nevada on July 21, 2008. The Company was formed for the purpose of acquiring exploration and development stage mineral properties.

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

Basis of Presentation

The accompanying unaudited interim financial statements of Alterola Biotech Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2014 as reported in Form 10-K, have been omitted.

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

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Website Development Costs

Costs incurred in developing and maintaining a website are charged to expense when incurred for the planning, content population, and administration or maintenance of the website. All development costs for the application, infrastructure, and graphics development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs will be amortized using straight-line basis over two years, the estimated economic life of the completed website. As of March 31, 2015, the Company’s website was not in service; accordingly no amortization has been recorded during the periods ended March 31, 2015 and 2014.

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

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2015

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

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2015

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

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2015 and September 30, 2014:

	March 31, 2015	September 30, 2014
Audit fees	$2,750	$5,000
Accounting	1,000	1,700
Legal fees	25,348	25,772
Transfer agent and filing fees	1,416	1,416
Other	1,120	1,120
Total Accrued Expenses	$31,634	$35,008

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 5 – NOTES PAYABLE

Notes payable consisted of the following at March 31, 2015 and September 30, 2014:

	March 31, 2015	September 30, 2014
Note payable, unsecured, bearing interest at 12% per annum, due on June 26, 2011	$30,000	$30,000
Convertible note payable, unsecured, bearing interest at 12% per annum, due on July 24, 2011	50,000	50,000
Note payable, unsecured, bearing interest at 10% per annum plus financing charge of $2,500, due on October 10, 2013	27,500	27,500
Note payable, unsecured, bearing interest at 10% per annum plus financing charge of $1,500, due on February 13, 2014	16,500	16,500
Note payable, unsecured, non interest bearing with finance charge of $1,500 due on March 31, 2014	6,000	6,000
Note payable, unsecured, bearing interest at 10% per annum, due on demand	20,000	0
Total Notes payable	$150,000	$130,000

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

Interest expense related to these notes was $7,725 and $7,000 for the periods ended March 31, 2015 and 2014, respectively.

Financing costs are amortized over the term of the loan. As of March 31, 2015 financing costs of $nil has been expensed in the statement of operations and unamortized financing costs of $nil are deferred on the balance sheet.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2015

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

The Company has 114,980,000 and 114,980,000 shares of common stock issued and outstanding as of March 31, 2015 and September 30, 2014 respectively. There are no shares of preferred stock issued and outstanding as of March 31, 2015 and September 30, 2014.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2015

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

4

Results of Operations for the Three and Six Months Ended March 31, 2015 and 2014

We have generated no revenues since inception and we do not anticipate earning revenues until such time that we are able to market and sell our products.

We incurred operating expenses of $2,611 for the three months ended March 31, 2015, compared with operating expenses of $13,486 for the three months ended March 31, 2014. We incurred operating expenses of $7,470 for the six months ended March 31, 2015, compared with operating expenses of $20,711 for the six months ended March 31, 2014. Our operating expenses for the three and six months ended March 31, 2015 decreased from the same period ended March 31, 2014 mainly as a result of less consulting fees.

We incurred other expenses of $4,000, all of which in the form of interest expenses for the three months ended March 31, 2015, as compared to other expenses of $5,094, which consisted of $3,500 and $1,594 for interest expenses and financing costs for the three months ended March 31, 2014, respectively. We incurred other expenses of $7,725, all of which in the form of interest expenses for the six months ended March 31, 2015, as compared to other expenses of $9,625, which consisted of $7,000 and $2,625 for interest expenses and financing costs for the six months ended March 31, 2014, respectively.

We incurred a net loss of $6,611 for the three months ended March 31, 2015, as compared with a net loss of $18,580 for the three months ended March 31, 2014. We incurred a net loss of $15,195 for the six months ended March 31, 2015, as compared with a net loss of $30,336 for the six months ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2015, we had $9,156 in current assets and currently liabilities of $235,893. We had a working capital deficit of $226,737 as of March 31, 2015.

Operating activities used $10,844 in cash for the six months ended March 31, 2015, as compared with $13,327 in cash for the same period ended March 31, 2014. Our negative operating cash flow for the six months ended March 31, 2015 was attributable to funding the loss for the period and a decrease in accrued expenses, offset by an increase in accrued interest. Our negative operating cash flow for the same period ended March 31, 2014 was attributable to funding the loss for the period and a decrease in accrued expenses, offset by a decrease in prepaid expenses and an increase in accrued interest.

Financing activities provided $20,000 for the six months ended March 31, 2015 when on November 20, 2014, we entered into a $20,000 Demand Promissory Note (the “Note”) with an outside investor. Under the terms of the Note, simple interest at 10% and all principal are due on demand. In comparison, financing activities provided $6,000 for the same period ended March 31, 2014 as a result of a note payable that is unsecured, non-interest bearing with a finance charge of $1,500 due on March 31, 2014.

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

Off Balance Sheet Arrangements

As of March 31, 2015, there were no off balance sheet arrangements.

5

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $468,367 for the period July 21, 2008 (inception date) through March 31, 2015, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterola Biotech, Inc.

Date:	May 8, 2015

By: /s/ Rene Lauritsen Rene Lauritsen Title: Chief Executive Officer, Chief Financial Officer and Director

8