Form 10-Q
period 2016-06-30
ALTEROLA BIOTECH INC.
filed 2018-08-06
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company
[ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 114,980,000 common shares as of June 17, 2018

1

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of June 30, 2016 and September 30, 2015 (unaudited);

F-2	Condensed Statements of Operations for the three and nine months ended June 30, 2016 and 2015 (unaudited);

F-3	Condensed Statements of Cash Flow for the nine months ended June 30, 2016 and 2015 (unaudited);

F-4	Notes to Condensed Financial Statements.

These financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim periods ended June 30, 2016 are not necessarily indicative of the results that can be expected for the full year.

3

ALTEROLA BIOTECH, INC.

BALANCE SHEETS (unaudited)

AS OF JUNE 30, 2016 AND SEPTEMBER 30, 2015

	June 30, 2016	September 30, 2015
ASSETS
Current Assets
Cash and equivalents	$—	$2,631
	—	2,631

Website, net	3,358	5,683

TOTAL ASSETS	$3,358	$8,314

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$11,101	$37,524
Accrued interest	74,903	61,509
Advances from director	750	750
Notes payable	175,000	150,000
Total Liabilities	261,754	249,783

Stockholders’ Deficit
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common Stock, $.001 par value, 140,000,000 shares authorized, 114,980,000 shares issued and outstanding	114,980	114,980
Additional paid-in capital	132,850	132,850
Deficit accumulated	(506,226)	(489,299)
Total Stockholders’ Deficit	(258,396)	(241,469)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,358	$8,314

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2016 AND 2015

	Three months ended June 30, 2016	Three months ended June 30, 2015	Nine months ended June 30, 2016	Nine months ended June 30, 2015

REVENUES	$0	$0	$0	$0

OPERATING EXPENSES
Depreciation	775	0	2,325	0
Accounting and audit fees	250	500	1,250	2,750
Legal fees	1,818	4,308	7,813	9,497
General and administrative expenses	0	0	2,318	30
TOTAL OPERATING EXPENSES	2,843	4,808	13,706	12,277

LOSS FROM OPERATIONS	(2,843)	(4,808)	(13,706)	(12,277)

OTHER INCOME (EXPENSE)
Interest expense	(4,625)	(4,000)	(13,394)	(11,725)
Forgiveness of debt	0	0	10,173	0
TOTAL OTHER INCOME (EXPENSE)	(4,625)	(4,000)	(3,221)	(11,725)

PROVISION FOR INCOME TAXES	0	0	0	0

NET INCOME (LOSS)	$(7,468)	$(8,808)	$(16,927)	$(24,002)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	114,980,000	114,980,000	114,980,000	114,980,000

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED JUNE 30, 2016 AND 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) for the period	$(16,927)	$(24,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,325	0
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(26,423)	(2,874)
Increase in accrued interest	13,394	11,725
Net Cash Used by Operating Activities	(27,631)	(15,151)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intellectual property	0	0
Website development	0	0
Net Cash Used by Investing Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	25,000	20,000
Net Cash Provided by Financing Activities	25,000	20,000

Net Increase (Decrease) in Cash and Cash Equivalents	(2,631)	4,849

Cash and cash equivalents, beginning of period	2,631	0
Cash and cash equivalents, end of period	$0	$4,849

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

NON-CASH INVESTING AND FINANCING INFORMATION
Deferred financing costs related to notes payable	$0	0

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has a September 30 fiscal year end.

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

JUNE 30, 2016

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

Website Development Costs

Costs incurred in developing and maintaining a website are charged to expense when incurred for the planning, content population, and administration or maintenance of the website. All development costs for the application, infrastructure, and graphics development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs will be amortized using straight-line basis over two years, the estimated economic life of the completed website. For the nine months ended June 30, 2016, the depreciation expense for the company’s website was $2,325, as compared to $0 for the same period ended 2015.

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

JUNE 30, 2016

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

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015
Audit fees	$1,000	$6,250
Accounting	2,350	1,100
Legal fees	7,751	30,174
Total Accrued Expenses	$11,101	$37,524

During the period ended December 31, 2015, the Company negotiated a settlement of certain legal expenses, in which $10,173 of accrued invoices was forgiven.

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following at June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015

Note payable, unsecured, bearing interest at 12% per annum, due on June 26, 2011	$30,000	$30,000

Convertible note payable, unsecured, bearing interest at 12% per annum, due on July 24, 2011	50,000	50,000

Note payable, unsecured, bearing interest at 10% per annum plus financing charge of $2,500, due on October 10, 2013	27,500	27,500

Note payable, unsecured, bearing interest at 10% per annum plus financing charge of $1,500, due on February 13, 2014	16,500	16,500

Note payable, unsecured, non interest bearing with finance charge of $1,500 due on March 31, 2014	6,000	6,000

Note payable, unsecured, bearing interest at 10% per annum, due on demand	20,000	20,000

Note payable, unsecured, bearing interest at 10% per annum, due on demand	25,000	0

Total Notes payable	$175,000	$150,000

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016

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

Interest expense related to these notes was $13,394 and $11,725 for the periods ended June 30, 2016 and 2015, respectively.

Financing costs are amortized over the term of the loan. As of June 30, 2016 financing costs of $nil has been expensed in the statement of operations and unamortized financing costs of $nil are deferred on the balance sheet.

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

The Company has 114,980,000 and 114,980,000 shares of common stock issued and outstanding as of June 30, 2016 and September 30, 2015 respectively. There are no shares of preferred stock issued and outstanding as of June 30, 2016 and September 30, 2015.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Overview

Our Business

We are in the business of developing chewing gum for the delivery of nutraceutical/functional ingredients for applications such as appetite suppressant, cholesterol suppressant, vitamin delivery, antioxidant delivery and motion sickness suppressant.

Our plan is to market nutraceutical/functional chewing gum and in the future medicinal chewing gum. We are researching new ways to use chewing gum as a delivery system, expanding on the kinds of applications chewing gum has been used for in the past. We initially expected to reveal functional chewing gum for new applications by the end of 2014, but we were not able to do so. We will first need to raise additional capital to develop our chewing gum for the delivery of medicines.

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

▪	Appetite suppressant
▪	Cholesterol suppressant
▪	Antioxidant gum
▪	Motion sickness suppressant
▪	Vitamin gum

To implement our business plan, however, we will need to raise funds. We were able to secure loans to pay the legal and accounting fees needed to keep our reporting filings current with the Securities and Exchange Commission. We will need more funds to meet our timetable of introducing Nutraceutical/functional chewing gum. We expect we will need $500,000 to develop our products.

Corporate History

On April 10, 2017, we entered into an Agreement of Conveyance, Transfer and Assignment of Assets (the “Agreement”) with our prior officer and director, Rene Lauritsen. Pursuant to the Agreement, we transferred all assets related to our nutraceutical chewing gum business to Mr. Lauritsen. In exchange for this assignment of assets, Mr. Lauritsen agreed to return his 37,000,000 of our shares for cancellation.

Prior to resigning, Mr Lauritsen appointed Micahel Freitag as our sole officer and director and we agreed to compensate him with 37,000,000 shares of our common stock for his first six months of service.

As of April 10, 2017, we intended to raise further capital, bring all public filings current and set about a new business direction based around a novel therapy and the intellectual property generated from our research and development activities on ethanol based intoxication.

Subsequently, on March 26, 2018, Mr. Freitag sold his control shares along with another shareholder, Krono Partners Limited, to London Pharma Holdings Limited for $200,000. This resulted in a change of control.

Also on March 26, 2018, Mr. Freitag resigned from his official positions as Director and CEO of the Company, and the shareholders of the Corporation voted Mr. Peter Maddocks as Director, and CEO.

On June 21, 2018, we signed an escrow agreement with Mr. Lauritsen to serve as our Chief Operating Officer and to contribute the IP for the Company’s chewing gum business. In that agreement, we agreed to enter into an employment agreement with Mr. Lauritsen and to pay him a salary of $7,500 per month. For the IP, we have agreed to compensate Mr. Lauritsen with 1,000,000 shares of our common stock and cash of $75,000. Neither the employment agreement nor the IP transfer agreement have been executed as of the date of this report.

Results of Operations for the Three and Nine Months Ended June 30, 2016 and 2015

We have generated no revenues since inception and we do not anticipate earning revenues until such time that we are able to market and sell our products.

We incurred operating expenses of $2,843 for the three months ended June 30, 2016, compared with $4,808 for the three months ended June 30, 2015. Our operating expenses for the three months ended June 30, 2016 consisted of $1,818 in legal fees, $250 in accounting and audit fees and $775 in depreciation. Our operating expenses for the three months ended June 30, 2015 consisted of $4,308 in legal fees and $500 in accounting and audit fees.

We incurred operating expenses of $13,706 for the nine months ended June 30, 2016, compared with $12,277 for the nine months ended June 30, 2015. Our operating expenses for the nine months ended June 30, 2016 consisted of $7,813 in legal fees, $2,318 in general and administrative expenses, $2,325 in depreciation and $1,250 in accounting and audit fees. Our operating expenses for the nine months ended June 30, 2015 consisted of $9,497 in legal fees and $2,750 in accounting and audit fees.

We incurred other expenses of $4,625 for the three months ended June 30, 2016, which consisted of interest expense, compared to other expenses of $4,000, also which consisted of interest expense for the three months ended June 30, 2015. We incurred other expenses of $3,221 for the nine months ended June 30, 2016, which consisted of interest expense of $13,394, offset by $10,173 in interest expense, as compared to other expenses of $11,725, all of which in the form of interest expense for the nine months ended June 30, 2015.

During the nine months ended June 30, 2016, we negotiated a settlement of certain legal expenses, in which $10,173 of accrued invoices was forgiven. We do not expect to achieve other income in future quarters.

We recorded a net loss of $7,468 for the three months ended June 30, 2016, compared with a net loss of $8,808 for the three months ended June 30, 2015. We recorded a net loss of $16,927 for the nine months ended June 30, 2016, compared with a net loss of $24,002 for the nine months ended June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2016, we had no current assets and currently liabilities of $261,754. We had a working capital deficit of $261,754 as of June 30, 2016.

Operating activities used $27,631 in cash for the nine months ended June 30, 2016, compared with $15,151 in cash for the 2015 period. Our negative operating cash flow for the nine months ended June 30, 2016 was mainly attributable to a decrease in accrued expenses and net loss for the period, offset by an increase in accrued interest. In comparison, our negative operating cash flow for the three months ended June 30, 2015 was mainly attributable to funding the loss for the period and a decrease in accrued expenses, offset by an increase in accrued interest.

Financing activities provided $25,000 for the nine months ended June 30, 2016 when on December 10, 2015, we entered into a $25,000 Demand Promissory Note with an outside investor. Under the terms of the note, simple interest is at 10% and all principal and interest is due on demand. In comparison, financing activities provided $20,000 for the 2015 period as a result of a $20,000 Demand Promissory Note with an outside investor. Under the terms of the note, simple interest is at 10% and all principal and interest is due on demand.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next 12 months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of June 30, 2016, there were no off balance sheet arrangements.

Going Concern

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $506,226 for the period July 21, 2008 (inception date) through June 30, 2016, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting (“ICFR”), such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our ICFR. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our ICFR during the three months ended June 30, 2016 that materially affected, or are reasonable likely to materially affect, our ICFR.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

On April 1, 2018, the board of directors appointed Rene Lauritsen as our Chief Operating Officer.

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

On June 21, 2018, we signed an escrow agreement with Mr. Lauritsen to serve as our Chief Operating Officer and to contribute the IP for the company’s chewing gum business. In that agreement, we have agreed to enter into an employment agreement with Mr. Lauritsen and to pay him a salary of $7,500 per month. For the IP, we agreed to compensate Mr. Lauritsen with 1,000,000 shares of our common stock and cash of $75,000. Neither the employment agreement nor the IP transfer agreement have been executed as of the date of this report.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterola Biotech, Inc.

Date:	August 6, 2018

By: /s/ Peter Maddocks Peter Maddocks Title: Chief Executive Officer, Chief Financial Officer and Director

