Form 10-K
period 2016-09-30
ALTEROLA BIOTECH INC.
filed 2018-08-30
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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

Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 114,980,000 shares as of August 6, 2018

1

PART I

Item 1. Business

Our Business

We are in the business of developing chewing gums to deliver nutraceutical/functional ingredients for applications such as appetite suppressant, cholesterol suppressant, vitamin delivery, antioxidant delivery and motion sickness suppressant.

Our plan is to market nutraceutical/functional chewing gum and in the future medicinal chewing gum. We are researching new ways to use chewing gum as a delivery system, expanding on the kinds of applications chewing gum has been used for in the past. We initially expected to reveal functional chewing gum for new applications by the end of 2014, but we were not able to do so. We first need to raise additional capital to develop our chewing gum to deliver medicines.

Our mission is to improve the health and quality of life for millions of people all over the world who are unable to or have difficulty with swallowing tablets. As much as 40% of the adult population and an even greater percentage of the adolescent population have difficulties swallowing pills, and we believe our solutions will benefit them.

Presently, we are focused on nutrition and health chewing gum with natural based ingredients. The products below are currently under development and we are working to file patents to protect the ingredients in these products.

▪	Appetite suppressor
▪	Cholesterol suppressor
▪	Antioxidant gum
▪	Motion sickness suppressor
▪	Vitamin gum

Regulatory Matters

We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes, and payroll taxes.

Employees

We have no other employees other than our officers and directors. They oversee all responsibilities in corporate administration, business development and research. If finances permit, however, we intend to expand our current management to retain skilled directors, officers and employees with experience relevant to our business focus.

Corporate History

We were incorporated in the State of Nevada on July 21, 2008 under the name “Jedediah Resources Corp.” We are a development stage company.

After our formation, we were in the business of mineral exploration. On May 3, 2010, however, we entered into two agreements with Ola S. Juvkam-Wold (“Juvkam-Wold”), who was then our Chief Executive Officer and a director of our company: a Stock Purchase Agreement and General Release and Settlement Agreement. Pursuant to the Stock Purchase Agreement, Mr. Juvkam-Wold agreed to cancel and return 55,000,000 shares of common stock owned by him to us for all of the issued and outstanding stock of our wholly owned subsidiary, JRE Exploration Ltd. (“JRE”), and the cancellation of all debt owed by JRE to us. Pursuant to the Release and Settlement, Mr. Juvkam-Wold released us from any and all claims Mr. Juvkam-Wold may have against us or our affiliates. Our mineral exploration business was housed in JRE, and the transaction jettisoned the business from our company. Mr. Juvkam-Wold resigned as our officer and director and Soren Nielson took his place.

On May 3, 2010, we entered into an Intellectual Property Assignment Agreement (“IP Agreement”) with Soren Nielsen pursuant to which Mr. Nielsen transferred his right, title and interest in all intellectual property relating to certain chewing gum compositions having appetite suppressant activity (the “IP”) to us for the issuance of 55,000,000 newly issued shares of our common stock. Following the acquisition of the IP we changed our business direction and, during the quarterly period covered by this report, were pursuing the development of chewing gums for the delivery of Nutraceutical/functional ingredients for applications such as appetite suppressant, cholesterol suppressant, vitamin delivery, antioxidant delivery and motion sickness suppressant.

On July 9, 2010, we changed our name from “Jedediah Resources Corp.” to “Alterola Biotech Inc,” increased our authorized common stock to 140,000,000 shares and conducted a forward split of 10 for 1 of our issued and outstanding common stock.

On December 21, 2010, we issued 250,000 shares at $0.20 for $50,000.

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

Also on March 26, 2018, Mr. Freitag resigned from his official positions as Director and CEO of the Company, and on the same day the shareholders of the Corporation voted Mr. Peter Maddocks as Director, and CEO.

On June 21, 2018, we signed an escrow agreement with Mr. Lauritsen to serve as our Chief Operating Officer and to contribute the IP for the company’s chewing gum business. In that agreement, we agreed to enter into an employment agreement with Mr. Lauritsen and to pay him a salary of $7,500 per month. For the IP, we agreed to compensate Mr. Lauritsen with 1,000,000 shares of our common stock and cash in the amount of $75,000 USD. Neither the employment agreement nor the IP transfer agreement have been executed as of the date of this report.

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

Penny Stock

The Securities Exchange Commission (“SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;(b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask  price;(d) contains a toll-free telephone number for inquiries on disciplinary actions;(e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and;(f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

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

Holders of Our Common Stock

Currently, we have approximately 48 holders of record of our common stock.

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

We did not issue any securities under any equity compensation plan as of September 30, 2016.

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

Results of Operations for the Year Ended September 30, 2016 and 2015

We generated no revenue for the period from July 21, 2008 (Date of Inception) until September 30, 2016. We do not anticipate earning revenues until such time that we are able to market and sell our products.

We had operating expenses of $14,731 for the year ended September 30, 2016, as compared with operating expenses of $20,402 for the year ended September 30, 2015. Our operating expenses for the year ended September 30, 2016 consisted legal fees of $7,813, amortization of $3,100, general and administrative expenses of $2,318 and accounting and audit fees of $1,500. Our operating expenses for the year ended September 30, 2015 consisted legal fees of $10,755, accounting and audit fees of $9,100, amortization of $517 and general and administrative expenses of $30.

We anticipate our operating expenses will increase as we implement our business plan.

We had other expenses consisting of $7,846 for the year ended September 30, 2016, which consisted of interest expense of $18,019, offset by a gain from forgiveness of debt of $10,173, as compared with other expenses of $15,725 for the year ended September 30, 2015, which consisted entirely of interest expenses.

During the year ended September 30, 2016, we negotiated a settlement of certain legal expenses, in which $10,173 of accrued invoices was forgiven. We do not expect to achieve other income in future quarters.

We recorded a net loss of $22,577 for the year ended September 30, 2016, as compared with $36,127 for the year ended September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2016, we had $0 in current assets and currently liabilities of $266,629. We had a working capital deficit of $266,629 as of September 30, 2016.

Operating activities used $27,631 in cash for the year September 30, 2016, as compared with $17,369 in cash for the same year ended September 30, 2015. Our negative operating cash flow for the year ended September 30, 2016 was attributable to funding the loss for the year, a decrease in accrued expenses and forgiveness of debt, offset by an increase in accrued interest. Our negative operating cash flow for the year ended September 30, 2015 was mainly attributable to funding the loss for the year, offset mainly by an increase in accrued expenses and accrued interest.

Financing activities provided $25,000 for the year ended September 30, 2016 when on December 10, 2015, we entered into a $25,000 Demand Promissory Note with an outside investor. Under the terms of the note, simple interest is at 10% and all principal and interest is due on demand. In comparison, financing activities provided $20,000 for the year ended September 30, 2015 as a result of a $20,000 Demand Promissory Note with an outside investor. Under the terms of the note, simple interest is at 10% and all principal and interest is due on demand..

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The standard should be applied prospectively on or after the effective date. The Company will evaluate the impact of adopting this standard prospectively upon any transactions of acquisitions or disposals of assets or businesses.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its FV, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this standard on its financial statements.

In June 2018, the FASB issued ASU 2018-07, “Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 becomes effective for the Company on January 1, 2019. Early adoption is permitted. The adoption of this accounting pronouncement is not expected to have an impact on the Company's financial statements.

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

Off Balance Sheet Arrangements

As of September 30, 2016, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firm
F-3	Balance Sheets as of September 30, 2016 and September 30, 2015;
F-4	Statements of Operations for the years ended September 30, 2016 and 2015;
F-5	Statement of Stockholders’ Deficit
F-6	Statements of Cash Flows for the years ended September 30, 2016 and 2015;
F-7	Notes to Financial Statements

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

/s/KLJ & Associates, LLP

Edina, MN

December 30, 2015

Report of Independent Registered Public Accounting Firm

To Shareholders and the Board of Directors of

Alterola Biotech Inc

Opinion on the financial statements

We audited the accompanying balance sheet of Alterola Biotech Inc (“the Company”) as of September 30, 2016, and the related statement of operations, stockholders’ deficit, and cash flow for the year then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2016, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has negative working capital, has incurred losses since inception, and has not yet received revenues from sales of products or services.. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern.

We have served as the Company’s auditor since 2018.

/s/ MJF & Associates
Los Angeles, California
August 19, 2018

ALTEROLA BIOTECH, INC.

BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

	2016	2015
ASSETS
Current Assets
Cash and equivalents	$—	$2,631
	—	2,631

Website, net	2,583	5,683

TOTAL ASSETS	$2,583	$8,314

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$11,351	$37,524
Accrued interest	79,528	61,509
Advances from director	750	750
Notes payable	175,000	150,000
Total Liabilities	266,629	249,783

Stockholders’ Deficit
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common Stock, $.001 par value, 140,000,000 shares authorized, 114,980,000 shares issued and outstanding	114,980	114,980
Additional paid-in capital	132,850	132,850
Deficit accumulated	(511,876)	(489,299)
Total Stockholders’ Deficit	(264,046)	(241,469)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,583	$8,314

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015

	2016	2015

REVENUES	$0	$0

OPERATING EXPENSES
Amortization	3,100	517
Accounting and audit fees	1,500	9,100
Legal fees	7,813	10,755
General and administrative expenses	2,318	30
TOTAL OPERATING EXPENSES	14,731	20,402

LOSS FROM OPERATIONS	(14,731)	(20,402)

OTHER INCOME (EXPENSE)
Interest expense	(18,019)	(15,725)
Forgiveness of debt	10,173	0
TOTAL OTHER INCOME (EXPENSE)	(7,846)	(15,725)

PROVISION FOR INCOME TAXES	0	0

NET (LOSS)	$(22,577)	$(36,127)

NET (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	114,980,000	114,980,000

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015

	Common stock
	Shares	Amount	Additional paid-in capital	Deficit accumulated during the development Stage	Total
Balance, September 30, 2014	114,980,000	114,980	132,850	$(453,172)	$(205,342)

Net loss for the year ended September 30, 2015	—	—	—	(36,127)	(36,127)
Balance, September 30, 2015	114,980,000	114,980	132,850	(489,299)	(241,469)

Net loss for the period ended September 30, 2016	—	—	—	(22,577)	(22,577)
Balance, September 30, 2016	114,980,000	$114,980	$132,850	$(511,876)	$(264,046)

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) for the year	$(22,577)	$(36,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	3,100	517
Foregiveness of debt	(10,173)	0
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(16,000)	2,516
Increase in accrued interest	18,019	15,725
Net Cash Used by Operating Activities	(27,631)	(17,369)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	25,000	20,000
Net Cash Provided by Financing Activities	25,000	20,000

Net Increase (Decrease) in Cash and Equivalents	(2,631)	2,631

Cash and equivalents, beginning of year	2,631	0
Cash and equivalents, end of year	$0	$2,631

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

NON-CASH INVESTING AND FINANCING INFORMATION
Deferred financing costs related to notes payable	$0	$0

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

NOTE 1 – NATURE OF BUSINESS

Alterola Biotech, Inc. (“Alterola” and the “Company”) is a development stage company and was incorporated in Nevada on July 21, 2008. The Company was formed to acquire exploration and development stage mineral properties.

On October 1, 2008, the Company incorporated JRE Exploration Ltd, (“JRE”) a wholly owned subsidiary in Canada to hold its Canadian mineral claims.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Equivalents

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

Website Development Costs

Costs incurred in developing and maintaining a website are expensed when incurred for the planning, content population, and administration or maintenance of the website. All development costs for the application, infrastructure, and graphics development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized using straight-line basis over two years, the estimated economic life of the completed website. For the year ended September 30, 2016, the amortization expense for the Company’s website was $3,100, as compared to $517 for the year ended September 30, 2015.

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

Alterola’s financial instruments consist of cash and cash equivalents, accrued expenses, accrued interest and notes payable. The carrying amount of these financial instruments approximates fair value (“FV”) due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

FV is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The FV should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the FV of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining FV, the disclosure requirements around FV establish a FV hierarchy for valuation inputs which is expanded. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring FV are observable in the market. Each FV measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the FV measurement in its entirety. These levels are:

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

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The FVs are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The carrying value of the Company’s financial assets and liabilities which consist of cash, accounts payable and accrued liabilities, and notes payable are valued using level 1 inputs. The Company believes that the recorded values approximate their FV due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

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

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services were provided and collection is reasonably assured.

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

Stock-Based Compensation

Stock-based compensation is accounted for at FV in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The standard should be applied prospectively on or after the effective date. The Company will evaluate the impact of adopting this standard prospectively upon any transactions of acquisitions or disposals of assets or businesses.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its FV, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this standard on its financial statements.

In June 2018, the FASB issued ASU 2018-07, “Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 becomes effective for the Company on January 1, 2019. Early adoption is permitted. The adoption of this accounting pronouncement is not expected to have an impact on the Company's financial statements.

Alterola has reviewed recent accounting pronouncements issued to the date of the issuance of these financial statements, and we do not believe any of these pronouncements will have a material impact on the Company.

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2016 and September 30, 2015:

	2016	2015
Audit fees	$1,000	$6,250
Accounting	2,600	1,100
Legal fees	7,751	30,174
Total Accrued Expenses	$11,351	$37,524

During the year ended September 31, 2016, the Company negotiated a settlement of certain legal expenses, in which $10,173 of accrued invoices was forgiven.

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following at September 30, 2016 and September 30, 2015:

	2016	2015

Note payable, unsecured, bearing interest at 12%, due on June 26, 2011	$30,000	$30,000

Convertible note payable, unsecured, bearing interest at 12%, due on July 24, 2011	50,000	50,000

Note payable, unsecured, bearing interest at 10% plus financing charge of $2,500, due on October 10, 2013	27,500	27,500

Note payable, unsecured, bearing interest at 10% plus financing charge of $1,500, due on February 13, 2014	16,500	16,500

Note payable, unsecured, non- interest bearing with finance charge of $1,500 due on March 31, 2014	6,000	6,000

Note payable, unsecured, bearing interest at 10%, due on demand	20,000	20,000

Note payable, unsecured, bearing interest at 10%, due on demand	25,000	0

Total Notes payable	$175,000	$150,000

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

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

Notes payable of $130,000 are currently in default as of the date of issuance of these financial statements.

NOTE 5 – CAPITAL STOCK

The Company has 140,000,000 shares of $0.001 par value common stock authorized and 10,000,000 shares of $0.001 par value preferred stock authorized.

On May 3, 2010, pursuant to the sale of JRE Exploration Ltd. (Note 3) the Company received 55,000,000 of its Common stock from the former Company president with a FV of $52,246 for cancellation, as consideration for the sale of JRE, our wholly owned subsidiary.

On July 16, 2013, the Company issued 37,000,000 shares of common stock to its director for services with a deemed value of $37,000. These shares were subsequently cancelled in April 2017.

The Company has 114,980,000 shares of common stock issued and outstanding as of September 30, 2016 and September 30, 2015 respectively. There are no shares of preferred stock issued and outstanding as of September 30, 2016 and September 30, 2015.

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

The ability of Alterola to continue as a going concern dependst on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2016 to the date these financial statements were issued, and determined that it does not have any material subsequent events to disclose in these financial statements. In April 2017, the Company entered into an assignment agreement with its director to convey all assets and intellectual property to its former director for the cancellation of 37,000,000  shares of the Company.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On June 8, 2017, KLJ & Associates, LLP resigned as the Company’s independent registered public accounting firm and on June 9, 2018, the Company engaged MJF & Associates (the “New Accountant”) as the Company’s independent registered public accounting firm. The engagement of the New Accountant was approved by the Company’s Board of Directors.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being September 30, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers.

Name	Age	Positions and Offices Held
Peter Maddocks	59	Chief Executive Officer, Director
Rene Lauritsen	44	Chief Operating Officer

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Peter Maddocks is our newly appointed Chief Excecutive Officer and Director. Mr. Maddocks is a Chartered Accountant who brings decades of executive corporate financial experience to the Company. He has held positions at KPMG, was a senior financial controller with Citi Bank Private Banking in London, Citi Bank Italy and Citi Bank Venture Capital Emerging Markets Group. Mr. Maddocks is well versed in public company corporate affairs, holding Directorships in several publicly traded companies in the US as well as the UK.

Rene Lauritsen is our newly appointed Chief Operating Officer. Rene Lauritsen holds degrees in business administration from Aarhus Business School and IT-administration from Niels Brock Copenhagen Business School and since graduation he has spent 15 years owning, running and working as an independent business consultant at Capital Nordic Limited. Mr Lauritsen area of expertise is working in the information technology field and he has spent this time focusing on helping early and mid-stage companies meet their objectives.

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

Involvement in Certain Legal Proceedings

During the past 10 years, none of our current directors, nominees for directors or current executive officers has been involved in any legal proceeding identified in Item 401(f) of Regulation S-K, including:

1. Any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2. Any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. Engaging in any type of business practice; or

iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5. Being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Peter Maddocks, at the address appearing on the first page of this annual report.

Code of Ethics

We have not adopted a Code of Ethics that applies our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officer for all services rendered in all capacities to us for the periods ended September 30, 2016 and 2015.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rene Lauritsen, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer,Principal Accounting Officer, and Director	2016 2015	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to Summary Compensation Table

On June 21, 2018, we signed an escrow agreement with Mr. Lauritsen to serve as our Chief Operating Officer and to contribute the IP for the company’s chewing gum business. In that agreement, we have agreed to enter into an employment agreement with Mr. Lauritsen and to pay him a salary of $7,500 per month. For the IP, we have agreed to compensate Mr. Lauritsen with

1,000,000 shares of our common stock and cash in the amount of $75,000 USD. Neither the employment agreement nor the IP transfer agreement have been executed as of the date of this report.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2016.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of  June 4, 2018, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership [1]	% of Common Stock [2]
Peter Maddocks	Common Stock	-	-
Rene Lauritsen	Common Stock	1,000,000[3]	Less than 1%
DIRECTORS AND OFFICERS – TOTAL (2 persons)		1,000,000 shares	Less than 1%

5% SHAREHOLDERS
London Pharma Holdings Limited	Common Stock	70,330,000 shares	60.6%

1.	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
2.	The percentage shown is based on denominator of 114,980,000 shares of common stock issued and outstanding for the company as of June 4, 2018.
3.	Mr. Lauritsen is owed 1,000,000 shares of common stock in connection with an escrow agreement for an employment agreement, which shares have not yet been issued.

 Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than described below or the transactions described under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On June 21, 2018, we signed an escrow agreement with Mr. Lauritsen to serve as our Chief Operating Officer and to contribute the IP for the company’s chewing gum business. In that agreement, we have agreed to enter into an employment agreement with Mr. Lauritsen and to pay him a salary of $7,500 per month. For the IP, we have agreed to compensate Mr. Lauritsen with 1,000,000 shares of our common stock and cash in the amount of $75,000 USD. Neither the employment agreement nor the IP transfer agreement have been executed as of the date of this report.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended September 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2016	$—	$0	$0	$0
2015	$—	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL).

[1]	Incorporated by reference to the Registration Statement on Form S-1 filed on December 12, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alterola Biotech, Inc.

By: /s/ Peter Maddocks

Peter Maddocks

President, Chief Executive Officer, Principal Executive Officer,

Chief Financial Officer, Principal Financial Officer,

Principal Accounting Officer, and Director

August 30, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Peter Maddocks

Peter Maddocks

President, Chief Executive Officer, Principal Executive Officer,

Chief Financial Officer, Principal Financial Officer,

Principal Accounting Officer, and Director

August 30, 2018

