Form 10-Q
period 2016-12-31
ALTEROLA BIOTECH INC.
filed 2018-08-30
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 114,980,000 common shares as of August 22, 2018

1

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of December 31, 2016 and September 30, 2016 (unaudited);

F-2	Statements of Operations for the three months ended December 31, 2016 and 2015 (unaudited);

F-3	Statements of Cash Flow for the three months ended December 31, 2016 and 2015 (unaudited);

F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2016 are not necessarily indicative of the results that can be expected for the full year.

3

ALTEROLA BIOTECH, INC.

BALANCE SHEETS (unaudited)

AS OF DECEMBER 31, 2016 AND SEPTEMBER 30, 2016

	December 31, 2016 (unaudited)	September 30, 2016
ASSETS
Current Assets
Cash and equivalents	$—	$—
	—	—

Website, net	1,808	2,583

TOTAL ASSETS	$1,808	$2,583

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$11,822	$11,351
Accrued interest	84,153	79,528
Advances from director	750	750
Notes payable	175,000	175,000
Total Liabilities	271,725	266,629

Stockholders’ Deficit
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common Stock, $.001 par value, 140,000,000 shares authorized, 114,980,000 shares issued and outstanding	114,980	114,980
Additional paid-in capital	132,850	132,850
Deficit accumulated	(517,747)	(511,876)
Total Stockholders’ Deficit	(269,917)	(264,046)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,808	$2,583

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

REVENUES	$0	$0

OPERATING EXPENSES
Amortization	775	775
Accounting and audit fees	250	0
Legal fees	0	3,804
General and administrative expenses	221	275
TOTAL OPERATING EXPENSES	1,246	4,854

LOSS FROM OPERATIONS	(1,246)	(4,854)

OTHER INCOME (EXPENSE)
Interest expense	(4,625)	(4,144)
Forgiveness of debt	0	10,173
TOTAL OTHER INCOME (EXPENSE)	(4,625)	6,029

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	$(5,871)	$1,175

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	114,980,000	114,980,000

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(5,871)	$1,175
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	775	775
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	471	(25,673)
Increase in accrued interest	4,625	4,144
Net Cash Used by Operating Activities	0	(19,579)

CASH FLOWS FRO M INVESTING ACTIVITIES
Acquisition of intellectual property	0	0
Website development	0	0
Net Cash Used by Investing Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	0	25,000
Net Cash Provided by Financing Activities	0	25,000

Net Increase (Decrease) in Cash and Equivalents	0	5,421

Cash and equivalents, beginning of period	0	2,631
Cash and equivalents, end of period	$0	$8,052

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

NON-CASH INVESTING AND FINANCING INFORMATION
Deferred financing costs related to notes payable	$0	$0

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 1 – NATURE OF BUSINESS

Alterola Biotech, Inc. (“Alterola” and the “Company”) is a development stage company incorporated in Nevada on July 21, 2008. The Company was formed to acquire exploration and development stage mineral properties.

On October 1, 2008, the Company incorporated JRE Exploration Ltd, (“JRE”) a wholly owned subsidiary in Canada to hold Canadian mineral claims.

On May 3, 2010, the Company changed its focus to the development of intellectual property and accordingly sold JRE to the former president. (See Note 5). In keeping with the change of business focus, on July 9, 2010, the Company changed its name to Alterola Biotech Inc.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has a September 30 fiscal year end.

Basis of Presentation

The accompanying unaudited interim financial statements of Alterola Biotech Inc. have been prepared in accordance with GAAP and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the financial statements for the most recent fiscal year 2016 as reported in Form 10-K, have been omitted.

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

DECEMBER 31, 2016

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

Website Development Costs

Costs incurred in developing and maintaining a website are expensed when incurred for the planning, content population, and administration or maintenance of the website. All development costs for the application, infrastructure, and graphics development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized using straight-line basis over two years, the estimated economic life of the completed website. Amortization expense for the company’s website was $775 and $775 for the periods ended December 31, 2016 and 2015 respectively.

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

DECEMBER 31, 2016

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

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2016 and September 30, 2016:

	December 31, 2016	September 30, 2016
Audit fees	$1,000	$1,000
Accounting	2,850	2,600
Legal fees	7,972	7,751
Total Accrued Expenses	$11,822	$11,351

During the period ended December 31, 2015, the Company negotiated a settlement of certain legal expenses, in which $10,173 of accrued invoices was forgiven.

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following at December 31, 2016 and September 30, 2016:

	December 31, 2016	September 30, 2016

Note payable, unsecured, bearing interest at 12% per annum, due on June 26, 2011	$30,000	$30,000

Convertible note payable, unsecured, bearing interest at 12% per annum, due on July 24, 2011	50,000	50,000

Note payable, unsecured, bearing interest at 10% per annum plus financing charge of $2,500, due on October 10, 2013	27,500	27,500

Note payable, unsecured, bearing interest at 10% per annum plus financing charge of $1,500, due on February 13, 2014	16,500	16,500

Note payable, unsecured, non interest bearing with finance charge of $1,500 due on March 31, 2014	6,000	6,000

Note payable, unsecured, bearing interest at 10% per annum, due on demand	20,000	20,000

Note payable, unsecured, bearing interest at 10% per annum, due on demand	25,000	25,000

Total Notes payable	$175,000	$175,000

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

Interest expense related to these notes was $4,625 and $4,144 for the periods ended December 31, 2016 and 2015, respectively.

Financing costs are amortized over the term of the loan.

NOTE 5 – CAPITAL STOCK

The Company has 140,000,000 shares of $0.001 par value common stock authorized and 10,000,000 shares of $0.001 par value preferred stock authorized.

On January 5, 2010, pursuant to a share subscription agreement, the Company issued 33,330,000 Common Shares at $0.0015 for $50,000.

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 5 – CAPITAL STOCK (CONTINUED)

The Company has 114,980,000 and 114,980,000 shares of common stock issued and outstanding as of December 31, 2016 and September 30, 2016 respectively. There are no shares of preferred stock issued and outstanding as of December 31, 2016 and September 30, 2016.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements. In April 2017, the Company entered into an assignment agreement with its director to convey all assets and intellectual property to its former director for the cancellation of 37,000,000 shares of the Company.

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

Overview

Our Business

We are developing chewing gums for the delivery of nutraceutical/functional ingredients for applications such as appetite suppressant, cholesterol suppressant, vitamin delivery, antioxidant delivery and motion sickness suppressant.

Our plan is to market nutraceutical/functional chewing gum and in the future medicinal chewing gum. We are researching new ways to use chewing gum as a delivery system, expanding on the kinds of applications chewing gum has been used for in the past. We initially expected to reveal functional chewing gum for new applications by the end of 2014, but we were not able to. We first need to raise additional capital to develop our chewing gum for the delivery of medicines.

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

In order to implement our business plan, however, we will need to raise funds. We were able to secure loans to pay the legal and accounting fees needed to keep our reporting filings current with the SEC. We will need more funds to meet our timetable of introducing Nutraceutical/functional chewing gum. We expect that we will need capital of $500,000 to develop our product.

4

Corporate History

On April 10, 2017, we entered into an Agreement of Conveyance, Transfer and Assignment of Assets (the “Agreement”) with our prior officer and director, Rene Lauritsen. Pursuant to the Agreement, we transferred all assets related to our nutraceutical chewing gum business to Mr. Lauritsen. In exchange for this assignment of assets, Mr. Lauritsen returned his 37,000,000 of our shares for cancellation.

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

Results of Operations for the Three Months Ended December 31, 2016 and 2015

We have generated no revenues since inception and we do not anticipate earning revenues until such time that we are able to market and sell our products.

We incurred operating expenses of $1,246 for the three months ended December 31, 2016, compared with $4,854 for the three months ended December 31, 2015. Our operating expenses for the three months ended December 31, 2016 consisted of $775 in amortization, $250 in accounting and audit fees and $221 in general and administrative expenses. Our operating expenses for the three months ended December 31, 2015 consisted of $3,804 in legal fees, $775 in amortization and $275 in general and administrative expenses.

We incurred other expenses of $4,625 for the three months ended December 31, 2016, which consisted of interest expense, as compared to other income of $6,029, which consisted of $10,173 in the forgiveness of debt, offset by $4,144 in interest expense for the three months ended December 31, 2015.

We recorded a net loss of $5,871 for the three months ended December 31, 2016, as compared with net income of $1,175 for the three months ended December 31, 2015.

Liquidity and Capital Resources

As of December 31, 2016, we had $1,808 in current assets and currently liabilities of $271,725. We had a working capital deficit of $269,917 as of December 31, 2016.

Operating activities used $0 in cash for the three months ended December 31, 2016, as compared with $19,579 in cash for the same period ended December 31, 2015. Our operating cash flow for the three months ended December 31, 2016 was mainly attributable to our net loss, offset by a decrease in accrued interest, an increase in accrued expenses and amortization. In comparison, our negative operating cash flow for the three months ended December 31, 2015 was mainly attributable to a decrease in accrued expenses, offset by an increase, our net loss and amortization.

Financing activities provided $0 for the three months ended December 31, 2016. In comparison, financing activities provided $25,000 for the three months ended December 31, 2015 when on December 10, 2015, we entered into a $25,000 Demand Promissory Note with an outside investor. Under the terms of the note, simple interest is at 10% and all principal and interest is due on demand.

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

5

Off Balance Sheet Arrangements

As of December 31, 2016, we had no off balance sheet arrangements.

Going Concern

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $517,747 for the period July 21, 2008 (inception date) through December 31, 2016, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Executive Employment Agreement, dated April 1, 2018
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith
7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterola Biotech, Inc.

Date:	August 30, 2018

By: /s/ Peter Maddocks Peter Maddocks Title: Chief Executive Officer, Chief Financial Officer and Director

8