Form 10-Q
period 2017-03-31
ALTEROLA BIOTECH INC.
filed 2018-09-06
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 114,980,000 common shares as of August 27, 2018

1

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2017 and September 30, 2016;

F-2	Statements of Operations for the three and six months ended March 31, 2017 and 2016 (unaudited);

F-3	Statements of Cash Flow for the six months ended March 31, 2017 and 2016 (unaudited);

F-4	Notes to Financial Statements.

These financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

ALTEROLA BIOTECH, INC.

BALANCE SHEETS

AS OF MARCH 31, 2017 AND SEPTEMBER 30, 2016

	March 31, 2017	September 30, 2016 (Audited)
ASSETS
Current Assets
Cash and equivalents	—	—
	—	—

Website, net	1,033	2,583

TOTAL ASSETS	$1,033	$2,583

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$12,077	$11,351
Accrued interest	88,778	79,528
Advances from director	750	750
Notes payable	175,000	175,000
Total Liabilities	276,605	266,629

Stockholders’ Deficit
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common Stock, $.001 par value, 140,000,000 shares authorized, 114,980,000 shares issued and outstanding	114,980	114,980
Additional paid-in capital	132,850	132,850
Deficit accumulated	(523,402)	(511,876)
Total Stockholders’ Deficit	(275,572)	(264,046)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,033	$2,583

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2017 AND 2016

	Three months ended March 31, 2017	Three months ended March 31, 2016	Six months ended March 31, 2017	Six months ended March 31, 2016

REVENUES	$0	$0	$0	$0

OPERATING EXPENSES
Amortization	775	775	1,550	1,550
Accounting and audit fees	250	1,000	500	1,000
Legal fees	0	2,191	0	5,995
General and administrative expenses	5	2,043	226	2,318
TOTAL OPERATING EXPENSES	1,030	6,009	2,276	10,863

LOSS FROM OPERATIONS	(1,030)	(6,009)	(2,276)	(10,863)

OTHER INCOME (EXPENSE)
Interest expense	(4,625)	(4,625)	(9,250)	(8,769)
Forgiveness of debt	0	0	0	10,173
TOTAL OTHER INCOME (EXPENSE)	(4,625)	(4,625)	(9,250)	1,404

PROVISION FOR INCOME TAXES	0	0	0	0

NET (LOSS)	$(5,655)	$(10,634)	$(11,526)	$(9,459)

NET (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	114,980,000	114,980,000	114,980,000	114,980,000

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED MARCH 31, 2017 AND 2016

	Six months ended March 31, 2017	Six months ended March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(11,526)	$(9,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,550	1,550
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	726	(25,673)
Increase in accrued interest	9,250	8,769
Net Cash Used by Operating Activities	0	(24,813)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intellectual property	0	0
Website development	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	0	25,000
Net Cash Provided by Financing Activities	0	25,000

Net Increase in Cash and Cash Equivalents	0	187

Cash and equivalents, beginning of period	0	2,631
Cash and equivalents, end of period	$0	$2,818

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 1 – NATURE OF BUSINESS

Alterola Biotech, Inc. (“Alterola” and the “Company”) is a development stage company and was incorporated in Nevada on July 21, 2008. The Company was formed to acquireexploration and development stage mineral properties.

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

Basis of Presentation

The accompanying unaudited interim financial statements of Alterola Biotech Inc. were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-K . In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the financial statements for the most recent fiscal year 2016 as reported in Form 10-K, have been omitted.

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

MARCH 31, 2017

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

Website Development Costs

Costs incurred in developing and maintaining a website are expensed when incurred for the planning, content population, and administration or maintenance of the website. All development costs for the application, infrastructure, and graphics development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized using straight-line basis over two years, the estimated economic life of the completed website. Amortization for the company’s website was $1,550 and $1,550 for the six months ended March 31, 2017 and 2016 respectively.

Fair Value of Financial Instruments

Alterola’s financial instruments consist of cash and equivalents, accrued expenses, accrued interest and notes payable. The carrying amount of these financial instruments approximates fair value (“FV”) due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

MARCH 31, 2017

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

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2017 and September 30, 2016 (audited):

	March 31, 2017	September 30, 2016
Audit fees	$1,000	$1,000
Accounting	3,100	2,600
Legal fees	7,977	7,751
Total Accrued Expenses	$12,077	$11,351

During the period ended December 31, 2015, the Company negotiated a settlement of certain legal expenses, in which $10,173 of accrued invoices was forgiven.

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following at March 31, 2017 and September 30, 2016 (audited):

	March 31, 2017	September 30, 2016

Note payable, unsecured, bearing interest at 12% per annum, due on June 26, 2011	$30,000	$30,000

Convertible note payable, unsecured, bearing interest at 12% per annum, due on July 24, 2011	50,000	50,000

Note payable, unsecured, bearing interest at 10% per annum plus financing charge of $2,500, due on October 10, 2013	27,500	27,500

Note payable, unsecured, bearing interest at 10% per annum plus financing charge of $1,500, due on February 13, 2014	16,500	16,500

Note payable, unsecured, non interest bearing with finance charge of $1,500 due on March 31, 2014	6,000	6,000

Note payable, unsecured, bearing interest at 10% per annum, due on demand	20,000	20,000

Note payable, unsecured, bearing interest at 10% per annum, due on demand	25,000	25,000

Total Notes payable	$175,000	$175,000

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

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

Interest expense for these notes was $9,250 and $8,769 for the six months ended March 31, 2017 and 2016, respectively.

Financing costs are amortized over the term of the loan. As of March 31, 2017 financing costs of $nil has been expensed in the statement of operations and unamortized financing costs of $nil are deferred on the balance sheet.

NOTE 5 – CAPITAL STOCK

The Company has 114,980,000 and 114,980,000 shares of common stock issued and outstanding as of March 31, 2017 and September 30, 2016 respectively. There are no shares of preferred stock issued and outstanding as of March 31, 2017 and September 30, 2016.

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

The ability of Alterola to continue as a going concern depends on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements. In April 2017, the Company entered into an assignment agreement with its director to convey all assets and intellectual property to its former director for the cancellation of 37,000,000 shares of the Company.

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

Results of Operations for the Three and Six Months Ended March 31, 2017 and 2016

We have generated no revenues since inception and we do not anticipate earning revenues until such time that we are able to market and sell our products.

We incurred operating expenses of $1,030 for the three months ended March 31, 2017, compared with $6,009 for the three months ended March 31, 2016. Our operating expenses for the three months ended March 31, 2017 consisted of $775 in amortization, $250 in accounting and audit fees and $5 in general and administrative expenses. Our operating expenses for the three months ended March 31, 2016 consisted of $2,191 in legal fees, $2,043 in general and administrative expenses, $1,000 in accounting and audit fees and $775 in depreciation.

We incurred operating expenses of $2,276 for the six months ended March 31, 2017, compared with 10,863 for the six months ended March 31, 2016. Our operating expenses for the ended March 31, 2017 consisted of $1,550 in amortization, $500 in accounting and audit fees and $226 in general and administrative expenses. Our operating expenses for the six months ended March 31, 2016 consisted of $5,995 in legal fees, $2,318 in general and administrative expenses, $1,550 in depreciation and $1,000 in accounting and audit fees.

We incurred other expenses of $4,625 for the three months ended March 31, 2017, which consisted of interest expense, as compared to other income of $4,625, which also consisted of interest expense for the three months ended March 31, 2016.

We incurred other expenses of $9,250 for the six months ended March 31, 2017, which consisted of interest expense, as compared to other income of $1,404, which consisted of $10,173 in forgiveness of debt offset by $8,769 in interest expense for the six months ended March 31, 2016.

We recorded a net loss of $5,655 for the three months ended March 31, 2017, as compared with a net loss of $10,634 for the three months ended March 31, 2016. We recorded a net loss of $11,526 for the six months ended March 31, 2017, as compared with a net loss of $9,459 for the six months ended March 31, 2016.

5

Liquidity and Capital Resources

As of March 31, 2017, we had $0 in current assets and currently liabilities of $276,605. We had a working capital deficit of $276,605 as of March 31, 2017.

Operating activities used $0 in cash for the six months ended March 31, 2017, as compared with $24,813 in cash for the comparable period ended March 31, 2016. Our negative operating cash flow for the six months ended March 31, 2016 was mainly attributable to a decrease in accrued expenses and net loss for the period, offset by an increase in accrued interest.

Financing activities provided $0 for the six months ended March 31, 2017, as compared with $25,000 in cash for the comparable period ended March 31, 2016 when on December 10, 2015, we entered into a $25,000 Demand Promissory Note with an outside investor. Under the terms of the note, simple interest at 10% and all principal are due on demand. In comparison, financing activities provided $20,000 for the same period ended March 31, 2015 as a result of a $20,000 Demand Promissory Note with an outside investor. Under the terms of the note, simple interest at 10% and all principal are due on demand.

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

Off Balance Sheet Arrangements

As of March 31, 2017, we had no off balance sheet arrangements.

Going Concern

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $523,402for the period July 21, 2008 (inception date) through March 31, 2017, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterola Biotech, Inc.

Date:	September 6, 2018

By: /s/ Peter Maddocks Peter Maddocks Title: Chief Executive Officer, Chief Financial Officer and Director

8