Form 10-Q
period 2017-06-30
ALTEROLA BIOTECH INC.
filed 2018-09-10
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 114,980,000 common shares as of September 4, 2018

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2017 and September 30, 2016 (unaudited);

F-2	Statements of Operations for the three and nine months ended June 30, 2017 and 2015 (unaudited);

F-3	Statements of Cash Flow for the nine months ended June 30, 2017 and 2015 (unaudited);

F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

ALTEROLA BIOTECH, INC.

BALANCE SHEETS (unaudited)

AS OF JUNE 30, 2017 AND SEPTEMBER 30, 2016

	June 30, 2017 (Unaudited)	September 30, 2016 (Audited)
ASSETS
Current Assets
Cash and equivalents	$—	$—
	—	—

Website, net	258	2,583

TOTAL ASSETS	$258	$2,583

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$12,442	$11,351
Accrued interest	93,403	79,528
Advances from director	750	750
Notes payable	175,000	175,000
Total Liabilities	281,595	266,629

Stockholders’ Deficit
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common Stock, $.001 par value, 140,000,000 shares authorized, 114,980,000 shares issued and outstanding	114,980	114,980
Additional paid-in capital	132,850	132,850
Deficit accumulated	(529,167)	(511,876)
Total Stockholders’ Deficit	(281,337)	(264,046)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$258	$2,583

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2017 AND 2016

	Three months ended June 30, 2017	Three months ended June 30, 2016	Nine months ended June 30, 2017	Nine months ended June 30, 2016

REVENUES	$0	$0	$0	$0

OPERATING EXPENSES
Amortization	775	775	2,325	2,325
Accounting and audit fees	250	250	750	1,250
Legal fees	0	1,818	0	7,813
General and administrative expenses	115	0	341	2,318
TOTAL OPERATING EXPENSES	1,140	2,843	3,416	13,706

LOSS FROM OPERATIONS	(1,140)	(2,843)	(3,416)	(13,706)

OTHER INCOME (EXPENSE)
Interest expense	(4,625)	(4,625)	(13,875)	(13,394)
Forgiveness of debt	0	0	0	10,173
TOTAL OTHER INCOME (EXPENSE)	(4,625)	(4,625)	(13,875)	(3,221)

PROVISION FOR INCOME TAXES	0	0	0	0

NET (LOSS)	$(5,765)	$(7,468)	$(17,291)	$(16,927)

NET (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	114,980,000	114,980,000	114,980,000	114,980,000

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED JUNE 30, 2017 AND 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) for the period	$(17,291)	$(16,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	2,325	2,325
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	1,091	(26,423)
Increase in accrued interest	13,875	13,394
Net Cash Used by Operating Activities	0	(27,631)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intellectual property	0	0
Website development	0	0
Net Cash Used by Investing Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	0	25,000
Net Cash Provided by Financing Activities	0	25,000

Net Increase (Decrease) in Cash and Cash Equivalents	0	(2,631)

Cash and cash equivalents, beginning of period	0	2,631
Cash and cash equivalents, end of period	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

NON-CASH INVESTING AND FINANCING INFORMATION
Deferred financing costs related to notes payable	$0	$0

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED) AND SEPTEMBER 30, 2016

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

In April 2017, the Company entered into an assignment with its director to convey all assetsand intellectual property to its former director for the cancellation of 37,000,000 shares of the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has a September 30 fiscal year end.

Basis of Presentation

The accompanying unaudited interim financial statements of Alterola Biotech Inc. were prepared in accordance with GAAP and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the financial statements for the most recent fiscal year 2016 as reported in Form 10-K, were omitted.

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

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2017(UNAUDITED) AND SEPTEMBER 30, 2016

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

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2017(UNAUDITED) AND SEPTEMBER 30, 2016

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

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2017(UNAUDITED) AND SEPTEMBER 30, 2016

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2017 (unaudited) and September 30, 2016:

	June 30, 2017	September 30, 2016
Audit fees	$1,000	$1,000
Accounting	3,350	2,600
Legal fees	8,092	7,751
Total Accrued Expenses	$12,442	$11,351

During the year ended September 30, 2016, the Company negotiated a settlement of certain legal expenses, in which $10,173 of accrued invoices was forgiven.

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following at June 30, 2017 (unaudited) and September 30, 2016:

	June 30, 2017	September 30, 2016

Note payable, unsecured, bearing interest at 12%, due on June 26, 2011	$30,000	$30,000

Convertible note payable, unsecured, bearing interest at 12%, due on July 24, 2011	50,000	50,000

Note payable, unsecured, bearing interest at 10% plus financing charge of $2,500, due on October 10, 2013	27,500	27,500

Note payable, unsecured, bearing interest at 10% plus financing charge of $1,500, due on February 13, 2014	16,500	16,500

Note payable, unsecured, non interest bearing with finance charge of $1,500 due on March 31, 2014	6,000	6,000

Note payable, unsecured, bearing interest at 10%, due on demand	20,000	20,000

Note payable, unsecured, bearing interest at 10%, due on demand	25,000	25,000

Total Notes payable	$175,000	$175,000

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

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2017(UNAUDITED) AND SEPTEMBER 30, 2016

NOTE 5 – CAPITAL STOCK

The Company has 140,000,000 shares of $0.001 par value common stock authorized and 10,000,000 shares of $0.001 par value preferred stock authorized.

On April 10, 2017, a former director returned for voluntary cancellation 37,000,000 shares of common stock with a deemed value of $37,000

The Company has 114,980,000 shares of common stock issued and outstanding as of June 30, 2017 and September 30, 2016 respectively. There are no shares of preferred stock issued and outstanding as of June 30, 2017 and September 30, 2016.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2017 to the date these financial statements were issued, and determined it does not have any material subsequent events to disclose in these financial statements.

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

In order to implement our business plan, however, we will need to raise funds. We were able to secure loans to pay the legal and accounting fees needed to keep our reporting filings current with the SEC. We will need more funds to meet our timetable of introducing Nutraceutical/functional chewing gum. We expect to need capital of $500,000 to develop our product.

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

Prior to resigning, Mr Lauritsen appointed Micahel Freitag as our sole officer and director and we agreed to compensate him with 37,000,000 shares of our common stock for his first nine months of service.

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

Results of Operations for the Three and Nine Months Ended June 30, 2017 and 2016

We have generated no revenues since inception and we do not anticipate earning revenues until such time that we are able to market and sell our products.

We incurred operating expenses of $1,140 for the three months ended June 30, 2017, compared with $2,843 for the three months ended June 30, 2016. Our operating expenses for the three months ended June 30, 2017 consisted of $775 in amortization, $250 in accounting and audit fees and $115 in general and administrative expenses. Our operating expenses for the three months ended June 30, 2016 consisted of $1,818 in legal fees, $775 in amortization and $250 in accounting and audit fees.

We incurred operating expenses of $3,416 for the nine months ended June 30, 2017, compared with $13,706 for the nine months ended June 30, 2016. Our operating expenses for the nine months ended June 30, 2017 consisted of $2,325 in amortization, $750 in accounting and audit fees and $341 in general and administrative expenses. Our operating expenses for the nine months ended June 30, 2016 consisted of $7,813 in legal fees, $2,325 in amortization, $1,250 in accounting and audit fees and $2,318 in general and administrative expenses.

We incurred other expenses of $4,625 for the three months ended June 30, 2017, which consisted of interest expense, compared to other income of $4,625, which also consisted of interest expense for the three months ended June 30, 2016.

We incurred other expenses of $13,875 for the nine months ended June 30, 2017, which consisted of interest expense, compared to other expenses of $3,221, which consisted of $13,394 in interest expense, offset by $10,173 in forgiveness of debt for the nine months ended June 30, 2016.

We recorded a net loss of $5,765 for the three months ended June 30, 2017, compared with a net loss of $7,468 for the three months ended June 30, 2016. We recorded a net loss of $17,291 for the nine months ended June 30, 2017, as compared with a net loss of $16,927 for the nine months ended June 30, 2016.

5

Liquidity and Capital Resources

As of June 30, 2017, we had $0 in current assets and currently liabilities of $281,595. We had a working capital deficit of $281,595 as of June 30, 2017.

Operating activities used $0 in cash for the nine months ended June 30, 2017, compared with $27,631 for the comparable period ended June 30, 2016. Our negative operating cash flow for the nine months ended June 30, 2016 was mainly attributable to a decrease in accrued expenses and net loss for the period, offset by an increase in accrued interest.

Financing activities provided $0 for the nine months ended June 30, 2017, compared with $25,000 for the period ended June 30, 2016 when on December 10, 2015, we entered into a $25,000 Demand Promissory Note with an outside investor. Under the terms of the note, simple interest at 10% and all principal are due on demand.

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

Off Balance Sheet Arrangements

As of June 30, 2017, we had no off balance sheet arrangements.

Going Concern

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $529,167 for the period July 21, 2008 (inception date) through June 30, 2017, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

6

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterola Biotech, Inc.

Date:	September 10, 2018

By: /s/ Peter Maddocks Peter Maddocks Title: Chief Executive Officer, Chief Financial Officer and Director

8