Form 10-K
period 2017-09-30
ALTEROLA BIOTECH INC.
filed 2018-12-17
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 114,980,000 shares as of November 30, 2018

2

PART I

Item 1. Business

Our Business

We develop chewing gums to deliver nutraceutical/functional ingredients for applications such as appetite suppressant, cholesterol suppressant, vitamin delivery, antioxidant delivery and motion sickness suppressant.

Our plan is to market nutraceutical/functional chewing gum and in the future medicinal chewing gum. We are researching new ways to use chewing gum as a delivery system, expanding on the kinds of applications chewing gum has been used for in the past. We expected to reveal functional chewing gum for new applications by the end of 2014, but were not able to do so. We first need to raise additional capital to develop our chewing gum to deliver medicines.

Our mission is to improve the health and quality of life for millions of people all over the world who are unable to or have difficulty with swallowing tablets. As much as 40% of the adult population in America and an even greater percentage of the adolescent population have difficulties swallowing pills, and we believe our solutions will benefit them.

Presently, we are focused on nutrition and health chewing gum with natural based ingredients. The products below are currently under development and we are working to file patents to protect the ingredients in these products.

▪	Appetite suppressor

▪	Cholesterol suppressor

▪	Antioxidant gum

▪	Motion sickness suppressor

▪	Vitamin gum

Regulatory Matters

We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as licensing requirements, income taxes, and payroll taxes.

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

On May 3, 2010, we entered into an Intellectual Property Assignment Agreement (“IP Agreement”) with Soren Nielsen pursuant to which Mr. Nielsen transferred his right, title and interest in all intellectual property relating to certain chewing gum compositions having appetite suppressant activity (the “IP”) to us for 55,000,000 newly issued shares of our common stock. Following the acquisition of the IP we changed our business direction and, during the quarterly period covered by this report, were pursuing the development of chewing gums for the delivery of Nutraceutical/functional ingredients for applications such as appetite suppressant, cholesterol suppressant, vitamin delivery, antioxidant delivery and motion sickness suppressant.

On July 9, 2010, we changed our name from “Jedediah Resources Corp.” to “Alterola Biotech Inc,” increased our authorized common stock to 140,000,000 shares and conducted a forward split of 10 for 1 of our issued and outstanding common stock.

On April 10, 2017, we entered into an Agreement of Conveyance, Transfer and Assignment of Assets (the “Agreement”) with our prior officer and director, Rene Lauritsen. Pursuant to the Agreement, we transferred all assets related to our nutraceutical chewing gum business to Mr. Lauritsen. In exchange for this assignment of assets, Mr. Lauritsen returned his 37,000,000 shares for cancellation.

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

Penny Stock

The Securities Exchange Commission (“SEC”) has rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;(b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask  price;(d) contains a toll-free telephone number for inquiries on disciplinary actions;(e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and;(f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with; (a) bid and offer quotations for the penny stock;(b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account.

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

We did not issue any securities under any equity compensation plan as of September 30, 2017.

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

Results of Operations for the Year Ended September 30, 2017 and 2016

We generated no revenue for the period from July 21, 2008 (Date of Inception) until September 30, 2017. We do not anticipate earning revenues until such time that we are able to market and sell our products.

We had operating expenses of $49,132 for the year ended September 30, 2017, compared with $14,731 for the year ended September 30, 2016. Our operating expenses for the year ended September 30, 2017 consisted of stock based compensation of $37,000, legal fees of $8,208, amortization of $2,583, general and administrative expenses of $341 and accounting and audit fees of $1,000. Our operating expenses for the year ended September 30, 2016 consisted legal fees of $7,813, accounting and audit fees of $1,500, amortization of $3,100 and general and administrative expenses of $2,318.

We anticipate our operating expenses will increase as we implement our business plan.

We had other expenses consisting of $18,500 for the year ended September 30, 2017, which consisted of interest expense, compared with other expenses of $7,846 for the year ended September 30, 2016, which consisted of interest expense of $18,019 offset by $10,173 in the forgiveness of debt.

During the year ended September 30, 2016, we negotiated a settlement of certain legal expenses, in which $10,173 of accrued invoices was forgiven. We do not expect to achieve other income in future quarters.

We recorded a net loss of $67,632 for the year ended September 30, 2017, compared with $22,577 for the year ended September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2017, we had $0 in current assets and currently liabilities of $294,678. We had a working capital deficit of $294,678 as of September 30, 2017.

Operating activities used $0 in cash for the year September 30, 2017, compared with $27,631 in cash for the year ended September 30, 2016. Our negative operating cash flow for the year ended September 30, 2016 was mainly attributable to a decrease in accrued expenses and funding the loss for the year, offset mainly by an increase in accrued interest.

Financing activities provided $0 for the year ended September 30, 2017, compared with $25,000 for the year ended September 30, 2016 when on December 10, 2015, we entered into a $25,000 Demand Promissory Note with an outside investor. Under the terms of the note, simple interest is at 10% and all principal and interest is due on demand.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 "Revenue from Contracts with Customers" (Topic 606). Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for the Company beginning January 1, 2018. The Company is currently evaluating the effect that the updated standard will have on its financial statements and related.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its FV, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this ASU on its financial statements.

In June 2018, the FASB issued ASU 2018-07, “Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 becomes effective for the Company on January 1, 2019. Early adoption is permitted. The adoption of this ASU is not expected to have an impact on the Company's financial statements.

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

Our ability to continue as a going concern depends on our generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Off Balance Sheet Arrangements

As of September 30, 2017, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-3	Balance Sheets as of September 30, 2017 and September 30, 2016;
F-4	Statements of Operations for the years ended September 30, 2017 and 2016;
F-5	Statement of Stockholders’ Deficit
F-6	Statements of Cash Flows for the years ended September 30, 2017 and 2016;
F-7	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To Shareholders and the Board of Directors of

Alterola Biotech Inc.

Opinion on the financial statements

We audited the accompanying balance sheets of Alterola Biotech Inc. (“the Company”) as of September 30, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended September 30, 2016 and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2017 and 2016, and the results of its operations and cash flows for each of the two years in the period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has negative working capital, has incurred losses since inception, and has not received revenues from sales of products or services. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern.

We have served as the Company’s auditor since 2018.

/s/

MJF & Associates
Los Angeles, California
December 1, 2018

ALTEROLA BIOTECH, INC.

BALANCE SHEETS

SEPTEMBER 30, 2017 AND 2016

	2017	2016
ASSETS
Current Assets
Cash and equivalents	$—	—
	—	—

Website, net	—	2,583

TOTAL ASSETS	$—	$2,583

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$20,900	$11,351
Accrued interest	98,028	79,528
Advances from director	750	750
Notes payable	175,000	175,000
Total Liabilities	294,678	266,629

Stockholders’ Deficit
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common Stock, $.001 par value, 140,000,000 shares authorized, 114,980,000 shares issued and outstanding	114,980	114,980
Additional paid-in capital	169,850	132,850
Deficit accumulated	(579,508)	(511,876)
Total Stockholders’ Deficit	(294,678)	(264,046)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$2,583

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2017 AND 2016

	2017	2016

REVENUES	$0	$0

OPERATING EXPENSES
Stock based compensation	37,000
Amortization	2,583	3,100
Accounting and audit fees	1,000	1,500
Legal fees	8,208	7,813
General and administrative expenses	341	2,318
TOTAL OPERATING EXPENSES	49,132	14,731

LOSS FROM OPERATIONS	(49,132)	(14,731)

OTHER INCOME (EXPENSE)
Interest expense	(18,500)	(18,019)
Forgiveness of debt	—	10,173
TOTAL OTHER INCOME (EXPENSE)	(18,500)	(7,846)

PROVISION FOR INCOME TAXES	0	0

NET (LOSS)	$(67,632)	$(22,577)

NET (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	114,980,000	114,980,000

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

YEARS ENDED SEPTEMBER 30, 2017 AND 2016

	Common stock
	Shares	Amount	Additional paid-in capital	Deficit	Total
Balance, September 30, 2015	114,980,000	114,980	132,850	$(489,299)	$(241,469)

Net loss for the year ended September 30, 2016	—	—	—	(22,577)	(22,577)
Balance, September 30, 2016	114,980,000	114,980	132,850	(511,876)	(264,046)

Common stock surrendered for voluntary cancellation	(37,000,000)	(37,000)	37,000	0	0
Common stock issued for services	37,000,000	37,000			37,000
Net loss for the year ended September 30, 2017	—	—	—	(67,632)	(67,632)
Balance, September 30, 2017	114,980,000	$114,980	$169,850	$(579,508	$(294,678)

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2017 AND 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) for the year	$(67,632)	$(22,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	37,000
Amortization	2,583	3,100
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	9,549	(26,173)
Increase in accrued interest	18,500	18,019
Net Cash Used by Operating Activities	0	(27,631)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	0	25,000
Net Cash Provided by Financing Activities	0	25,000

Net Increase (Decrease) in Cash and Cash Equivalents	0	(2,631)

Cash and equivalents, beginning of year	0	2,631
Cash and equivalents, end of year	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 1 – NATURE OF BUSINESS

Alterola Biotech, Inc. (“Alterola” or the “Company”) is a development stage company and was incorporated in Nevada on July 21, 2008. The Company was formed to acquire exploration and development stage mineral properties.

On October 1, 2008, the Company incorporated JRE Exploration Ltd, (“JRE”) a wholly owned subsidiary in Canada to hold its Canadian mineral claims.

In April 2017, the Company entered into an assignment with its director to convey all assets and intellectual property to its former director for the cancellation of 37,000,000 shares of the Company

.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP”).  The Company has a September 30 fiscal year end.

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

SEPTEMBER 30, 2017 AND 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intellectual Property

The Company does not amortize intangible assets with indefinite useful lives, rather such assets are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company amortizes its intangible assets with definite lives over their estimated useful lives and reviews these assets for impairment. The Company will amortize its acquired intangible assets with definite lives over the estimated economic life of the completed product.

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

In addition to defining FV, the disclosure requirements around FV establish a FVhierarchy for valuation inputs which is expanded. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring FV are observable in the market. Each FV measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the FV measurement in its entirety. These levels are:

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

SEPTEMBER 30, 2017 AND 2016

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 "Revenue from Contracts with Customers" (Topic 606). Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for the Company beginning January 1, 2018. The Company is currently evaluating the effect that the updated standard will have on its financial statements and related.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising `1rom a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses.

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The ASU should be applied prospectively on or after the effective date. The Company will evaluate the impact of adopting this ASU prospectively upon any transactions of acquisitions or disposals of assets or businesses.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its FV, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this ASU on its financial statements.

In June 2018, the FASB issued ASU 2018-07, “Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 becomes effective for the Company on January 1, 2019. Early adoption is permitted. The adoption of this ASU is not expected to have an impact on the Company's financial statements.

Alterola has reviewed recent accounting pronouncements issued to the date of the issuance of these financial statements, and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2017 and 2016:

	2017	2016
Audit fees	$1,000	$1,000
Accounting	3,600	2,600
Legal fees	16,300	7,751
Total	$20,900	$11,351

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following at September 30, 2017 and 2016:

	2017	2016

Note payable, unsecured, bearing interest at 12%, due June 26, 2011	$30,000	$30,000

Convertible note payable, unsecured, bearing interest at 12%, due July 24, 2011	50,000	50,000

Note payable, unsecured, bearing interest at 10% plus financing charge of $2,500, due October 10, 2013	27,500	27,500

Note payable, unsecured, bearing interest at 10% plus financing charge of $1,500, due February 13, 2014	16,500	16,500

Note payable, unsecured, non interest bearing with finance charge of $1,500 due March 31, 2014	6,000	6,000

Note payable, unsecured, bearing interest at 10%, due on demand	20,000	20,000

Note payable, unsecured, bearing interest at 10%, due on demand	25,000	25,000

Total Notes payable	$175,000	$175,000

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

On April 10, 2017, a former director of the Company surrendered for voluntary cancellation, 37,000,000 shares of common stock with a deemed value of $37,000.

On April 10, 2017, the Company issued 37,000,000 shares of common stock to its director for services with a deemed value of $37,000.

The Company has 114,980,000 shares of common stock issued and outstanding as of September 30, 2017 and 2016 respectively. There are no shares of preferred stock issued and outstanding as of September 30, 2017 and 2016.

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 6 – RELATED PARTY TRANSACTIONS

Alterola neither owns nor leases any real or personal property. An officer has provided office space to Alterola without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 7 – LIQUIDITY & GOING CONCERN

Alterola has negative working capital, has incurred losses since inception, and has not received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2017 to the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose in these financial statements.

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

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being September 30, 2017. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our ICFR as of September 30, 2017 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2017, our ICFR was not effective. Our management identified the following material weaknesses in our ICFR, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our ICFR. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending September 30, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding ICFR. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Remediation of Material Weakness

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees. We are currently in the process of hiring an outsourced controller to improve the controls for accounting and financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our ICFR are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

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

4. Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission “CFTC”, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5. Being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Being found by a court of competent jurisdiction in a civil action or by the CFTC to have violated any Federal commodities law, and the judgment in such civil action or finding by the CFTC has not been subsequently reversed, suspended or vacated;

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

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officer for all services rendered in all capacities to us for the years ended September 30, 2017 and 2016.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rene Lauritsen, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer,Principal Accounting Officer, and Director	2017 2016	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2017.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of  November 30, 2018, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership [1]	% of Common Stock [2]
Peter Maddocks	Common Stock	-	-
Rene Lauritsen	Common Stock	1,000,000[3]	Less than 1%
DIRECTORS AND OFFICERS – TOTAL (2 persons)		1,000,000 shares	Less than 1%

5% SHAREHOLDERS
London Pharma Holdings Limited	Common Stock	70,330,000 shares	61.2%

1.	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
2.	The percentage shown is based on denominator of 114,980,000 shares of common stock issued and outstanding for the company as of November 30, 2018.
3.	Mr. Lauritsen is owed 1,000,000 shares of common stock in connection with an escrow agreement for an employment agreement, which shares have not yet been issued.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended September 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2017	$—	$0	$0	$0
2016	$—	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL).

[1]	Incorporated by reference to the Registration Statement on Form S-1 filed on December 12, 2008.

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

December 17, 2018

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

December 17, 2018

