Form 10-Q
period 2017-12-31
ALTEROLA BIOTECH INC.
filed 2019-01-11
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 114,980,000  common shares as of December 19, 2018

1

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of December 31, 2017 and September 30, 2017 (unaudited);

F-2	Statements of Operations for the three months ended December 31, 2017 and 2016 (unaudited);

F-3	Statements of Cash Flow for the three months ended December 31, 2017 and 2016 (unaudited);

F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

ALTEROLA BIOTECH, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2017 (unaudited) AND SEPTEMBER 30, 2017

	December	September
ASSETS
Current Assets
Cash and equivalents	$—	$—
	—	—

Website, net	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$22,150	$20,900
Accrued interest	102,653	98,028
Advances from director	750	750
Notes payable	175,000	175,000
Total Liabilities	300,553	294,678

Stockholders’ Deficit
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common Stock, $.001 par value, 140,000,000 shares authorized, 114,980,000 shares issued and outstanding	114,980	114,980
Additional paid-in capital	169,850	169,850
Deficit accumulated	(585,383)	(579,508)
Total Stockholders’ Deficit	(300,553)	(294,678)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

REVENUES	$0	$0

OPERATING EXPENSES
Amortization	—	775
Accounting and audit fees	250	250
Legal fees	1,000	0
General and administrative expenses	—	221
TOTAL OPERATING EXPENSES	1,250	1,246

LOSS FROM OPERATIONS	(1250)	(1,246)

OTHER INCOME (EXPENSE)
Interest expense	(4,625)	(4,625)
TOTAL OTHER INCOME (EXPENSE)	(4,625)	(4,625)

PROVISION FOR INCOME TAXES	0	0

NET (LOSS)	$(5,875)	$(5,871)

NET (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	114,980,000	114,980,000

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD ENDED DECEMBER 31, 2017

	Common stock
	Shares	Amount	Additional paid-in capital	Deficit	Total
Balance, September 30, 2015	114,980,000	114,980	132,850	$(489,299)	$(241,469)

Net loss for the year ended September 30, 2016	—	—	—	(22,577)	(22,577)
Balance, September 30, 2016	114,980,000	114,980	132,850	(511,876)	(264,046)

Common stock surrendered for voluntary cancellation	(37,000,000)	(37,000)	37,000	0	0
Common stock issued for services	37,000,000	37,000			37,000
Net loss for the year ended September 30, 2017	—	—	—	(67,632)	(67,632)
Balance, September 30, 2017	114,980,000	114,980	169,850	(579,508)	(294,678)
Net loss for the period ended December 31, 2017				(5,875)	(5,875)

Balance, December 31, 2017	114,980,000	$114,980	$169,850	$(585,383)	$(300,553)

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016

\

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) for the period	$(5,875)	$(5,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	0	775
Changes in assets and liabilities:
Increase in accrued expenses	1,250	471
Increase in accrued interest	4,625	4,625
Net Cash Used by Operating Activities	0	0

Net Increase (Decrease) in Cash and Cash Equivalents	0	0

Cash and cash equivalents, beginning of period	0	0
Cash and cash equivalents, end of period	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

NON-CASH INVESTING AND FINANCING INFORMATION
Deferred financing costs related to notes payable	$0	$0

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2017 (UNAUDITED) AND SEPTEMBER 30, 2017

NOTE 1 – NATURE OF BUSINESS

Alterola Biotech, Inc. (“Alterola” and the “Company”) is a development stage company and was incorporated in Nevada on July 21, 2008. The Company was formed to aquire exploration and development stage mineral properties.

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

Basis of Presentation

The accompanying unaudited interim financial statements of Alterola Biotech Inc. were prepared in accordance with GAAP and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2017 as reported in Form 10-K, were omitted.

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

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2017 (UNAUDITED) AND SEPTEMBER 30, 2017

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

Website Development Costs

Costs incurred in developing and maintaining a website are charged to expense when incurred for the planning, content population, and administration or maintenance of the website. All development costs for the application, infrastructure, and graphics development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs will be amortized using straight-line basis over two years, the estimated economic life of the completed website. Amortization for the Company’s website was $775 for the period ended December 31, 2016.

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

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2017 (UNAUDITED) AND SEPTEMBER 30, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FV of Financial Instruments (continued)

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The FVs are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The carrying value of the Company’s financial assets and liabilities which consist of cash, accounts payable and accrued liabilities, and notes payable are valued using level 1 inputs. The Company believes the recorded values approximate their FV due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

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

Revenue Recognition

The Company will recognize revenue when products are delivered or services provided and collection is reasonably assured.

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

Recent Accounting Pronouncements

Alterola does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s financial statements.

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2017 (UNAUDITED) AND SEPTEMBER 30, 2017

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2017 (unaudited) and September 30, 2017:

	December	September
Audit fees	$1,000	$1,000
Accounting	3,850	3,600
Legal fees	17,300	8,092
Total Accrued Expenses	$22,150	$20,900

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following at December 31, 2017 (unaudited) and September 30, 2017:

	December	September

Note payable, unsecured, bearing interest at 12%, due on June 26, 2011	$30,000	$30,000

Convertible note payable, unsecured, bearing interest at 12%, due on July 24, 2011	50,000	50,000

Note payable, unsecured, bearing interest at 10% plus financing charge of $2,500, due on October 10, 2013	27,500	27,500

Note payable, unsecured, bearing interest at 10% plus financing charge of $1,500, due on February 13, 2014	16,500	16,500

Note payable, unsecured, non interest bearing with finance charge of $1,500 due on March 31, 2014	6,000	6,000

Note payable, unsecured, bearing interest at 10%, due on demand	20,000	20,000

Note payable, unsecured, bearing interest at 10%, due on demand	25,000	25,000

Total Notes payable	$175,000	$175,000

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2017 (UNAUDITED) AND SEPTEMBER 30, 2017

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

On April 10, 2017, a former director of the Company surrendered for voluntary cancellation, 37,000,000 shares of common stock with a deemed value of $ 37,000.

On April 10, 2017, the Company issued 37,000,000 shares of common stock to its director for services with a deemed value of $37,000.

The Company has 114,980,000 shares of common stock issued and outstanding as of December 31 and September 30, 2017. There are no shares of preferred stock issued and outstanding as of December 31 and September 30, 2017.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2017 to the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose in these financial statements.

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

In order to implement our business plan, however, we will need to raise funds. We were able to secure loans to pay the legal and accounting fees needed to keep our reporting filings current with the SEC. We will need more funds to meet our timetable of introducing Nutraceutical/functional chewing gum. We expect to need $500,000 to develop our product.

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

Results of Operations for the Three Months Ended December 31, 2017 and 2016

We have generated no revenues since inception and we do not anticipate earning revenues until such time that we are able to market and sell our products.

We incurred operating expenses of $1,250 for the three months ended December 31, 2017, compared with $1,246 for the three months ended December 31, 2016. Our operating expenses for the three months ended December 31, 2017 consisted of $1,000 in legal fees and $250 in accounting and audit fees. Our operating expenses for the three months ended December 31, 2016 consisted of $775 in amortization, $250 in accounting and audit fees and $221 in general and administrative expenses.

We incurred other expenses of $4,625 for the three months ended December 31, 2017, which consisted of interest expense, compared to other expenses of $4,625, which also consisted of interest expense for the three months ended December 31, 2016.

We recorded a net loss of $5,875 for the three months ended December 31, 2017, compared with a net loss of $5,871 for the three months ended December 31, 2016.

Liquidity and Capital Resources

As of December 31, 2017, we had $0 in current assets and currently liabilities of $300,553. We had a working capital deficit of $300,553 as of December 31, 2017.

Operating activities used $0 in cash for the three months ended December 31, 2017, compared with $0 for the comparable period ended December 31, 2016.

Financing activities provided $0 for the three months ended December 31, 2017, compared with $0 for the comparable period ended December 31, 2016.

5

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next 12 months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of December 31, 2017, we had no off balance sheet arrangements.

Going Concern

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $585,383 for the period July 21, 2008 (inception date) through December 31, 2017, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting. (“ICFR”)

A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our ICFR during the three months ended December 31, 2017 that have materially affected, or are reasonable likely to materially affect, our ICFR.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Executive Employment Agreement, dated April 1, 2018
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterola Biotech, Inc.

Date:	January 11, 2019

By: /s/ Peter Maddocks Peter Maddocks Title: Chief Executive Officer, Chief Financial Officer and Director

8