Form 10-Q
period 2018-03-31
ALTEROLA BIOTECH INC.
filed 2019-01-24
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 114,980,000 common shares as of January 4, 2019

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2018 and September 30, 2017 (unaudited);

F-2	Statements of Operations for the three and six months ended March 31, 2018 and 2017 (unaudited);

F-3	Statements of Stockholders’ Deficit for the period ended March 31, 2018 (unaudited);

F-4	Statements of Cash Flow for the six months ended March 31, 2018 and 2017 (unaudited);

F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

ALTEROLA BIOTECH, INC.

BALANCE SHEETS (unaudited)

AS OF MARCH 31, 2018 AND SEPTEMBER 30, 2017

	March 31, 2018	September 30, 2017
ASSETS
Current Assets
Cash and equivalents	$—	$—
	—	—

Website, net	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$23,405	$20,900
Accrued interest	107,278	98,028
Advances from director	750	750
Notes payable	175,000	175,000
Total Liabilities	306,433	294,678

Stockholders’ Deficit
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common Stock, $.001 par value, 140,000,000 shares authorized, 114,980,000 shares issued and outstanding	114,980	114,980
Additional paid-in capital	169,850	169,850
Deficit accumulated	(591,263)	(579,508)
Total Stockholders’ Deficit	(306,433)	(294,678)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2018 AND 2017

	Three months ended March 31, 2018	Three months ended March 31, 2017	Six months ended March 31, 2018	Six months ended March 31, 2017

REVENUES	$0	$0	$0	$0

OPERATING EXPENSES
Depreciation	0	775	0	1,550
Accounting and audit fees	250	250	500	500
Legal fees	1,000	0	2,000	0
General and administrative expenses	5	5	5	226
TOTAL OPERATING EXPENSES	1,255	1,030	2,505	2,276

LOSS FROM OPERATIONS	(1,255)	(1,030)	(2,505)	(2,276)

OTHER INCOME (EXPENSE)
Interest expense	(4,625)	(4,625)	(9,250)	(9,250)
Forgiveness of debt	0	0	0	0
TOTAL OTHER INCOME (EXPENSE)	(4,625)	(4,625)	(9,250)	(9,250)

PROVISION FOR INCOME TAXES	0	0	0	0

NET INCOME (LOSS)	$(5,880)	$(5,655)	$(11,755)	$(11,526)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	114,980,000	114,980,000	114,980,000	114,980,000

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD ENDED MARCH 31, 2018

	Common stock
	Shares	Amount	Additional paid-in capital	Deficit	Total
Balance, September 30, 2015	114,980,000	114,980	132,850	$(489,299)	$(241,469)

Net loss for the year ended September 30, 2016	—	—	—	(22,577)	(22,577)
Balance, September 30, 2016	114,980,000	114,980	132,850	(511,876)	(264,046

Common stock surrendered for voluntary cancellation	(37,000,000)	(37,000)	37,000	0	0
Common stock issued for services	37,000,000	37,000			37,000
Net loss for the year ended September 30, 2017	—	—	—	(67,632)	(67,632)
Balance, September 30, 2017	114,980,000	114,980	169,850	(579,508)	(294,678)
Net loss for the period ended March 31, 2018				(11,755)	(11,755)

Balance, March 31, 2018	114,980,000	$114,980	$169,850	$(591,263)	$(306,433)

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED MARCH 31, 2018 AND 2017

	Six months ended March 31, 2018	Six months ended March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(11,755)	$(11,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	0	1,550
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	2,505	726
Increase in accrued interest	9,250	9,250
Net Cash Used by Operating Activities	0	0

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intellectual property	0	0
Website development	0	0
Net Cash Used by Investing Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	0	0
Net Cash Provided by Financing Activities	0	0

Net Increase (Decrease) in Cash and Cash Equivalents	0	0

Cash and cash equivalents, beginning of period	0	0
Cash and cash equivalents, end of period	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

NON-CASH INVESTING AND FINANCING INFORMATION
Deferred financing costs related to notes payable	$0	$0

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

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

Basis of Presentation

The accompanying unaudited interim financial statements of Alterola Biotech Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2017 as reported in Form 10-K, have been omitted.

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

MARCH 31, 2018

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

Website Development Costs

Costs incurred in developing and maintaining a website are charged to expense when incurred for the planning, content population, and administration or maintenance of the website. All development costs for the application, infrastructure, and graphics development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs will be amortized using straight-line basis over two years, the estimated economic life of the completed website. Depreciation expense for the company’s website was $0 and $1,550 for the periods ended March 31, 2018 and 2017 respectively.

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

MARCH 31, 2018

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

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2018 and September 30, 2017:

	March 31, 2018	September 30, 2017
Audit fees	$1,000	$1,000
Accounting	4,100	3,600
Legal fees	18,305	8,092
Total Accrued Expenses	$23,405	$12,692

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following at March 31, 2018 and September 30, 2017:

	March 31, 2018	September 30, 2017

Note payable, unsecured, bearing interest at 12% per annum, due on June 26, 2011	$30,000	$30,000

Convertible note payable, unsecured, bearing interest at 12% per annum, due on July 24, 2011	50,000	50,000

Note payable, unsecured, bearing interest at 10% per annum plus financing charge of $2,500, due on October 10, 2013	27,500	27,500

Note payable, unsecured, bearing interest at 10% per annum plus financing charge of $1,500, due on February 13, 2014	16,500	16,500

Note payable, unsecured, non interest bearing with finance charge of $1,500 due on March 31, 2014	6,000	6,000

Note payable, unsecured, bearing interest at 10% per annum, due on demand	20,000	20,000

Note payable, unsecured, bearing interest at 10% per annum, due on demand	25,000	25,000

Total Notes payable	$175,000	$175,000

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

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

Interest expense related to these notes was $9,250 and $9,250 for the periods ended March 31, 2018 and 2017, respectively.

Financing costs are amortized over the term of the loan. As of March 31, 2018 financing costs of $nil has been expensed in the statement of operations and unamortized financing costs of $nil are deferred on the balance sheet.

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

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

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

On April 10,2017, the Company issued 37,000,000 shares of common stock to its director for services with a deemed value of $ 37,000.

The Company has 114,980,000 and 114,980,000 shares of common stock issued and outstanding as of March 31, 2018 and September 30, 2017 respectively. There are no shares of preferred stock issued and outstanding as of March 31, 2018 and September 30, 2017.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for the Three and Six Months Ended March 31, 2018 and 2017

We have generated no revenues since inception and we do not anticipate earning revenues until such time that we are able to market and sell our products.

We incurred operating expenses of $1,255 for the three months ended March 31, 2018, compared with $1,030 for the three months ended March 31, 2017. Our operating expenses for the three months ended March 31, 2018 consisted mainly of $1,000 in legal fees and $250 in accounting and audit fees. Our operating expenses for the ended March 31, 2017 consisted mainly of $775 in depreciation and $250 in accounting and audit fees.

We incurred operating expenses of $2,505 for the six months ended March 31, 2018, compared with $2,276 for the six months ended March 31, 2017. Our operating expenses for the six months ended March 31, 2018 mainly consisted of $2,000 in legal fees and $500 in accounting and audit fees. Our operating expenses for the six months ended March 31, 2017 consisted of $1,550 in amortization, $500 in accounting and audit fees and $226 in general and administrative expenses.

We incurred other expenses of $4,625 for the three months ended March 31, 2018, which consisted of interest expense, compared to other expenses of $4,625, which also consisted of interest expense for the three months ended March 31, 2017.

We incurred other expenses of $9,250 for the six months ended March 31, 2018, which consisted of interest expense, compared to other expenses of $9,250, which also consisted of interest expense for the six months ended March 31, 2017.

We recorded a net loss of $5,880 for the three months ended March 31, 2018, compared with a net loss of $5,655 for the three months ended March 31, 2017.

We recorded a net loss of $11,755 for the six months ended March 31, 2018, compared with a net loss of $11,526 for the six months ended March 31, 2017.

5

Liquidity and Capital Resources

As of March 31, 2018, we had $0 in current assets and currently liabilities of $306,433. We had a working capital deficit of $306,433 as of March 31, 2018.

Operating activities used $0 in cash for the six months ended March 31, 2018, compared with $0 for the comparable period ended March 31, 2017.

Investing activities used $0 in cash for the six months ended March 31, 2018, compared with $0 for the comparable period ended March 31, 2017.

Financing activities provided $0 for the six months ended March 31, 2018, compared with $0 for the period ended March 31, 2017.

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

Off Balance Sheet Arrangements

As of March 31, 2018, we had no off balance sheet arrangements.

Going Concern

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $591,263 for the period July 21, 2008 (inception date) through March 31, 2018, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2019: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterola Biotech, Inc.

Date:	January 24, 2019

By: /s/ Peter Maddocks Peter Maddocks Title: Chief Executive Officer, Chief Financial Officer and Director

8