Form 10-Q
period 2018-06-30
ALTEROLA BIOTECH INC.
filed 2020-10-07
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 329,980,000 common shares as of September 29, 2020.

1

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2018 and September 30, 2017 (unaudited);

F-2	Statements of Operations for the three and nine months ended June 30, 2018 and 2017 (unaudited);

F-3	Statements of Cash Flow for the nine months ended June 30, 2018 and 2017 (unaudited);

F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

ALTEROLA BIOTECH, INC.

BALANCE SHEETS

AS OF JUNE 30, 2018 AND SEPTEMBER 30, 2017

	June 30, 2018	September 30, 2017
	(unaudited)
ASSETS
Current Assets
Funds in attorney trust account	$14,742	$—
Prepaid stock based compensation, net of $27,000 amortization	63,000
	77,742	—

TOTAL ASSETS	$77,742	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$23,655	$20,900
Accrued interest	698	98,028
Accrued directors fees	30,000	0
Advances from director	750	750
Notes payable-current	0	175,000
Total Current Liabilities	55,103	294,678

Notes payable	19,950	0

Total Liabilities	75,053	294,678

Commitments and contingencies

Stockholders’ Equity (Deficit)

Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common Stock, $.001 par value, 140,000,000 shares authorized, 115,980,000 shares issued and outstanding	115,980	114,980
Additional paid-in capital	258,850	169,850
Accumulated deficit	(372,141)	(579,508)
Total Stockholders’ Equity (Deficit)	2,689	(294,678)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$77,742	$—

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2018 AND 2017

	Three months ended June 30, 2018	Three months ended June 30, 2017	Nine months ended June 30, 2018	Nine months ended June 30, 2017

REVENUES	$0	$0	$0	$0

OPERATING EXPENSES
Amortization	0	775	0	2,325
Accounting and audit fees	250	250	750	750
Legal fees	5,208	0	7,208	0
Directors fees	30,000	0	30,000	0
Stock based compensation	27,000	0	27,000	0
General and administrative expenses	0	115	5	341
TOTAL OPERATING EXPENSES	62,458	1140	64,963	3,416

LOSS FROM OPERATIONS	(62,458)	(1,140)	(64,963)	(3,416)

OTHER INCOME (EXPENSE)
Interest expense	(598)	(4,625)	(9,848)	(13,875)
Forgiveness of debt	0	0	282,178	0
TOTAL OTHER INCOME (EXPENSE)	(598)	(4,625)	272,330	(13,875)

PROVISION FOR INCOME TAXES	0	0	0	0

NET INCOME (LOSS)	$(63,056)	$(5,765)	$207,367	$(17,291)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	115,246,667	114,980,000	115,364,560	114,980,000

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PEROD ENDED JUNE 30, 2018

	Common Stock
	Shares	Amount	Additional paid-in capital	Deficit	Total
Balance, September 30, 2016	114,980,000	$114,980	$132,850	$(511,876)	$(264,046)

Common stock surrendered for voluntary cancellation	(37,000,000)	(37,000)	37,000	0	0
Common stock issued for services	37,000,000	37,000			37,000
Net loss for the year ended September 30, 2017	—	—	—	(67,632)	(67,632)
Balance, September 30, 2017	114,980,000	114,980	169,850	(579,508)	(294,678)
Common stock issued for services	1,000,000	1,000	89,000		90,000
Net income for the period ended June 30, 2018				207,367	207,367

Balance, June 30, 2018	115,980,000	$115,980	$258,850	$(372,141)	$2,689

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED JUNE 30, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$207,367	$(17,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	0	2,325
Stock based compensation	27,000	0
Gain on forgiveness of debt	(282,178)	0
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	2,755	1,091
Increase (decrease) in accrued interest	9,848	13,875
Increase ( decrease) in accrued directors fees	30,000	0
Increase (decrease) in funds held with attorney	(14,742)	0
Net Cash Used by Operating Activities	(19,950)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	19,950	0
Net Cash Provided by Financing Activities	19,950	0

Net Increase in Cash and Equivalents	0	0

Cash and equivalents beginning of period	0	0
Cash and equivalents, end of period	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

NON-CASH INVESTING AND FINANCING INFORMATION
Prepaid stock compensation	$63,000	$0

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2018

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

Basis of Presentation

The accompanying unaudited interim financial statements of Alterola Biotech Inc. have been prepared in accordance with GAAP and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2017 as reported in Form 10-K, have been omitted.

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

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Funds in attorney trust account

The company does not have its own bank account. Funds in attorney trust account represents fund held on behalf of the Company in trust by its legal counsel. Payments of expenses for the company come from this account.

Website Development Costs

Costs incurred in developing and maintaining a website are charged to expense when incurred for the planning, content population, and administration or maintenance of the website. All development costs for the application, infrastructure, and graphics development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs will be amortized using straight-line basis over two years, the estimated economic life of the completed website. Amortization expense for the Company’s website was $0 and $2,325 for the periods ended June 30, 2018 and 2017 respectively.

Fair Value of Financial Instruments

Alterola’s financial instruments consist of cash and equivalents, accrued expenses, accrued interest and notes payable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value (“FV”)should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the FV of liabilities should include consideration of non-performance risk including our own credit risk.

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

JUNE 30, 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (continued)

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The FV are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

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

Revenue Recognition

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. As of and for the nine months ended June 30, 2018, the financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.Loss Per Common Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options

During the nine months ended June 30, 2018, the Company issued 1,000,000 shares of common stock to an officer for services rendered with a deemed value of services provided of $ 90,000 for services rendered from April 1, 2018 to January 31, 2019.The prepaid stock expense is being amortized over 10 months

Recent Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2018

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2018 ( unaudited) and September 30, 2017:

	2018	2017
Audit fees	$1,000	$1,000
Accounting	4,350	3,600
Legal fees	18,305	13,423
Other		2,877

Total Accrued Expenses	$23,655	$20,900

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following at June 30, 2018 and September 30, 2017:

	June 30, 2018 (unaudited)	September 30, 2017

Note payable, unsecured, bearing interest at 12%, due on June 26, 2011	$0	$30,000

Convertible note payable, unsecured, bearing interest at 12%, due on July 24, 2011	0	50,000

Note payable, unsecured, bearing interest at 10% plus financing charge of $2,500, due on October 10, 2013	0	27,500

Note payable, unsecured, bearing interest at 10% plus financing charge of $1,500, due on February 13, 2014	0	16,500

Note payable, unsecured, non interest bearing with finance charge of $1,500 due on March 31, 2014	0	6,000

Note payable, unsecured, bearing interest at 10% , due on demand	0	20,000

Note payable, unsecured, bearing interest at 10% , due on demand	0	25,000

Note payable, secured by assets of the company, bearing interest at 5% due on April 25, 2023	19,950	0
	19,950	175,000
Less: current portion	0	(175,000)
Total Notes payable	$19,950	$0

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2018

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

Interest expense was $9,848 and $13,875 for the nine months ended June 30, 2018 and 2017, respectively.

On March 28, 2018 the Company entered into agreements with its debt holders to forgive promissory notes and accrued interest of $ 282,178. As a result, the company has recognized a gain on forgiveness of debt of $ 282,178 in the financial statements for the nine months ended June 30, 2018

NOTE 5 – CAPITAL STOCK

The Company has 140,000,000 shares of $0.001 par value common stock authorized and 10,000,000 shares of $0.001 par value preferred stock authorized.

On April 10, 2017, a former director of the Company surrendered for voluntary cancellation, 37,000,000 shares of common stock with a deemed value of $ 37,000.

On April 10, 2017, a former director of the Company surrendered for voluntary cancellation, 37,000,000 shares of common stock with a deemed value of $ 37,000 in exchange for nutraceutical chewing gum business assets.

On June 28, 2018 the company issued one million common shares for consulting services with a deemed value of $90,000. As the services are to be provided over a period from April 1, 2018 to January 31, 2019, the company has recorded $63,000 as prepaid stock based compensation.

The Company has 115,980,000 and 114,980,000 shares of common stock issued and outstanding as of June 30, 2018 and September 30, 2017 respectively. There are no shares of preferred stock issued and outstanding as of June 30, 2018 and September 30, 2017.

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

During the nine months ended June 30, 2018, the Company accrued director’s fees payable of $ 30,000.

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2018

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company analyzed its operations subsequent to June 30, 2018 to the date these financial statements were issued.

On July 20, 2020, the company appointed certain directors and officers of the Company. As part of the appointment, each individual received issuance of 1,000,000 shares of common stock, respectfully.

On September 4, 2020, the Company issued 6,000,000 shares of common stock to the newly appointed Chief Executive Officer and Director, as compensation for services to the Company.

On September 18, 2020, the Company issued 200,000,000 shares of common stock to Amsterdam Café Holdings Ltd, at a price of $0.001 per share, for total proceeds of $200,000.

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

4

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

Results of Operations for the Three and Nine Months Ended June 30, 2018 and 2017

We have generated no revenues since inception and we do not anticipate earning revenues until such time that we are able to market and sell our products.

We incurred operating expenses of $62,458 for the three months ended June 30, 2018, compared with $1,140 for the three months ended June 30, 2017. Our operating expenses for the three months ended June 30, 2018 consisted of $30,000 in director fees, $27,000 in stock based compensation, $5,208 in legal fees and $250 in accounting and audit fees. Our operating expenses for the three months ended June 30, 2017 consisted of $775 in amortization, $250 in accounting and audit fees and $115 in general and administrative expenses.

We incurred operating expenses of $64,963 for the nine months ended June 30, 2018, compared with $3,416 for the nine months ended June 30, 2017. Our operating expenses for the nine months ended June 30, 2018 consisted mainly of $30,000 in director fees, $27,000 in stock based compensation, $7,208 in legal fees and $750 in accounting and audit fees. Our operating expenses for the nine months ended June 30, 2017 consisted of $2,325 in amortization, $750 in accounting and audit fees and $341 in general and administrative expenses.

We incurred other expenses of $598, which consisted of interest expense for the three months ended June 30, 2018, compared to other expenses of $4,625, which consisted of interest expense for the three months ended June 30, 2017.

We incurred other income of $272,330 for the nine months ended June 30, 2018, which consisted of a $282,178 gain on the forgiveness of debt, offset by $9,848 in interest expense, compared to other expenses of $13,875, which consisted of interest expense for the nine months ended June 30, 2017.

We recorded a net loss of $63,056 for the three months ended June 30, 2018, compared with a net loss of $5,765 for the three months ended June 30, 2017.

We recorded net income of $207,367 for the nine months ended June 30, 2018, compared with a net loss of $17,291 for the nine months ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2018, we had $77,742 in current assets and current liabilities of $55,103. We had working capital of $22,639 as of June 30, 2018.

Operating activities used $19,950 in cash for the nine months ended June 30, 2018, compared with $0 for the comparable period ended June 30, 2017. Our negative operating cash flow is mainly the result of our gain on the forgiveness of debt, offset mainly by our net income for the period.

Financing activities provided $19,950 for the nine months ended June 30, 2018, compared with $0 for the period ended June 30, 2017. Our positive financing cash flow is the result of proceeds from notes payable.

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

Off Balance Sheet Arrangements

As of June 30, 2018, we had no off balance sheet arrangements.

Going Concern

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $372,141 for the period July 21, 2008 (inception date) through June 30, 2018, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2020: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On June 28, 2018, the company issued one million (1,000,000) common shares for consulting services with a deemed value of $90,000. As the services are to be provided over a period from April 1, 2018 to January 31, 2019, the company has recorded $63,000 as prepaid stock based compensation.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterola Biotech, Inc.

Date:	October 6, 2020

By: /s/ Larson Elmore Larson Elmore Title: Chief Executive Officer, Chief Financial Officer and Director

8