Form 10-K
period 2018-09-30
ALTEROLA BIOTECH INC.
filed 2020-12-14
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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
Registrant’s telephone number: 512-821-2121
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 330,980,000 shares as of October 15, 2020.

1

PART I

Item 1. Business

Our Business

The Board of Directors believes that it would be in the best interests of the company and its shareholders to embark upon a new business opportunity and to align with integrated companies that complement an expansion strategy.

The business plan will no longer be focused only on a chewing gum delivery system but rather to expand as a board based business plan in the Cannabis sector.

The IP develops chewing gum to deliver nutraceutical/functional ingredients for applications such as appetite suppressant, cholesterol suppressant, vitamin delivery, antioxidant delivery and motion sickness suppressant. Surrounding that line of business. The business plan of the company it to be expanded and repositioned in the CBD health sector focusing on acquisitions and alignments of companies with reoccurring cash flows. The plan is to develop and acquire CBD whole health pharma outlets and dispensaries sourcing cultivation opportunities worldwide.

As part of its expansion strategy the company is also interested in recruiting of key executives that have experience in the medical cannabis industry. The focus will be on those outstanding talents that have contributed or can contribute more in the future with our plan of expansion. The scope of the recruitment will be on talent that have proven product development skills such as scientists, doctors and horticultural genetics.

The company also has interest in acquiring other Medicinal IP companies that can addresses health related issues. It is intended that these IPs will be utilized to develop and produce products that will be sold in retail outlets . These products are also expected to be sold on our Online Web store.

Under consideration for our acquisition health product strategy are many companies that have existing tested broad-based brands. Some of these companies are available to consolidate into our company strategy. These acquisition opportunities have various contributions to a larger scope of applications, such as CBD formulations for coffee, tea, mocha treats, as well as health treatment topicals and even pet industry applications. Our intention is to offer these formulations.

The CBD pharmaceutical market worldwide has experienced exponential growth over the past few years in the development of products. The market has expanded with a wide range of dietary supplements, vitamins, minerals, herbals, non-herbals, among others, and functional CBD, foods and beverages.

The company is positioned to deliver infused CBD products through its intellectual property and formulations and to expand the business opportunity. The company is in the process of developing a fully integrated company that delivers to the market to distribute numerous pharmaceutical products improving people’s health with functional effects.

Alterola is especially interested in companies with IP, such as patent pending status, patents, trademarks, or copyrights that are significant and provide a market differential for health and wellness applications. Our strategic plan is to build an “added value” structure which increases our baseline margins.

At the center of all this, we have a need to offer only the absolute best NON-THC- broad spectrum products on a worldwide business plan. We do this by being mindful of pharmaceutical companies engaged in the formulation, development, and commercialization of various cannabinoid- based products which allow us to pivot where necessary to meet changing environments. While growing the company by expanding though acquisitions on a worldwide bases the company expects that it will have additional support to bring added value to fulfill the scope of the business plan.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “ABTI” on the OTCPink operated by OTC Markets Group, Inc.

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

Holders of Our Common Stock

Currently, we have approximately 110 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

On June 28, 2018, the company issued one million (1,000,000) common shares for consulting services with a deemed value of $90,000. As the services are to be provided over a period from April 1, 2018 to January 31, 2019, the company has recorded $63,000 as deferred stock based compensation.

On July 20, 2020, the Company appointed certain directors and officers. As part of the appointment, each individual received issuance of 1,000,000 shares of common stock, respectfully.

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

We did not issue any securities under any equity compensation plan as of September 30, 2018.

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

Results of Operations for the Year Ended September 30, 2018 and 2017

We generated no revenue for the period from July 21, 2008 (Date of Inception) until September 30, 2018. We do not anticipate earning revenues until such time that we are able to market and sell our products.

We had operating expenses of $122,557 for the year ended September 30, 2018, as compared with operating expenses of $49,132 for the year ended September 30, 2017. Our operating expenses for the year ended September 30, 2018 consisted of director fees of $60,000, stock based compensation of $54,000, legal fees of $7,208 and accounting and audit fees of $1,000. Our operating expenses for the year ended September 30, 2017 consisted of stock based compensation of $37,000, legal fees of $8,208, amortization of $2,583, general and administrative expenses of $341 and accounting and audit fees of $1,000.

We anticipate our operating expenses will increase as we implement our business plan.

We had other expense of $10,510 for the year ended September 30, 2018 compared to $18,500 for the year ended September 30, 2017.  This decrease was related to reduction of debt that was reclassified to additional paid-in capital during the year ended September 30, 2018.

We recorded net income of $149,111 for the year ended September 30, 2018, as compared with a net loss of $67,632 for the year ended September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2018, we had $50,742 in current assets and currently liabilities of $86,359. We had a working capital deficit of $35,617 as of September 30, 2018.

Operating activities used $19,950 in cash for the year September 30, 2018, as compared with $0 in cash for the same year ended September 30, 2017. Our negataive operating cash flow is mainly the result of our gain on the forgiveness of debt, offset mainly by our net income for the year.

Investing activities used $0 in cash for the year September 30, 2018, as compared with $0 in cash for the same year ended September 30, 2017.

Financing activities provided $19,950 in cash for the year ended September 30, 2018, as compared with $0 for the year ended September 30, 2017. Our positive financing cash flow in 2018 is the result of proceeds from notes payable.

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

Off Balance Sheet Arrangements

As of September 30, 2018, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-3	Balance Sheets as of September 30, 2018 and 2017;
F-4	Statements of Operations for the years ended September 30, 2018 and 2017;
F-5	Statement of Stockholders’ Deficit
F-6	Statements of Cash Flows for the years ended September 30, 2018 and 2017;
F-7	Notes to Financial Statements

AJ Robbins CPA, LLC

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Alterola Biotech, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Alterola Biotech, Inc. (the Company) as of September 30, 2018 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 8 to the financial statements, the Company has negative working capital, has incurred losses since inception, and has not received revenues from sales of products or services. In addition, the Company has negative working capital and a stockholders’ deficit of $55,567. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business; however, if the current economic conditions continue, the Company will be forced to significantly scale back its business operations and its growth plans, and could ultimately have a significant negative impact on the Company.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.

Denver, Colorado December 9, 2020

F-1

\

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

/s/ MJF & Associates

MJF & Associates
Los Angeles, California
December 1, 2018

ALTEROLA BIOTECH, INC.

BALANCE SHEETS

AS OF SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

	September 30, 2018	September 30, 2017
ASSETS
Current Assets
Funds in attorney trust account	$14,742	$—
Deferred stock compensation	36,000
Total Current Assets	50,742	—

TOTAL ASSETS	$50,742	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$24,249	$20,900
Accrued interest	1,360	98,028
Accrued director’s fees	60,000	—
Advances from related party	750	750
Current portion of notes payable	0	175,000
Total Current Liabilities	86,359	294,678

Non-current portion of notes payable	19,950	—
Total Liabilities	106,309	294,678
Commitments and Contingencies

Stockholders’ Deficit
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common Stock, $.001 par value, 140,000,000 shares authorized, 115,980,000 shares issued and outstanding	115,980	114,980
Additional paid-in capital	541,028	169,850
Accumulated deficit	(712,575)	(579,508)
Total Stockholders’ Deficit	(55,567)	(294,678)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$50,742	$—

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

	Year ended September 30,
	2018	2017

REVENUES	$0	$0

OPERATING EXPENSES
Stock based compensation	54,000	37,000
Depreciation	0	2,583
Accounting and audit fees	1,000	1,000
Legal fees	7,208	8,208
Directors fees	60,000	0
General and administrative expenses	349	341
TOTAL OPERATING EXPENSES	122,557	49,132

LOSS FROM OPERATIONS	(122,557)	(49,132)

OTHER EXPENSE
Interest expense	(10,510)	(18,500)
TOTAL OTHER EXPENSE	(10,510)	(18,500)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(133,067)	$(67,632)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	115,617,308	114,980,000

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD ENDED SEPTEMBER 30, 2018

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total
Balance, September 30, 2015	114,980,000	114,980	132,850	$(489,299)	$(241,469)

Net loss for the year ended September 30, 2016	—	—	—	(22,577)	(22,577)
Balance, September 30, 2016	114,980,000	114,980	132,850	(511,876)	(264,046)

Common stock surrendered for voluntary cancellation	(37,000,000)	(37,000)	37,000	0	0
Common stock issued for services	37,000,000	37,000			37,000
Net loss for the year ended September 30, 2017	—	—	—	(67,632)	(67,632)
Balance, September 30, 2017	114,980,000	114,980	169,850	(579,508)	(294,678)
Common stock issued for services	1,000,000	1,000	89,000		90,000
Capital contribution from forgiveness of debt	—	—	282,178	—	282,178
Net income (loss) for the period ended September 30, 2018				(133,067)	(133,067)

Balance, September 30, 2018	115,980,000	$115,980	$541,028	$(712,575)	$(55,567)

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2018 AND 2017

	Year ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(133,067)	$(67,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	54,000	37,000
Depreciation	0	2,583
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	63,349	9,549
Increase (decrease) in accrued interest	10,510	18,500
Increase (decrease) in due from attorney	(14,742)	0
Net Cash Used by Operating Activities	(19,950)	0

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intellectual property	0	0
Website development	0	0
Net Cash Used by Investing Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	19,950	0
Net Cash Provided by Financing Activities	19,950	0

Net Increase (Decrease) in Cash and Cash Equivalents	0	0

Cash and cash equivalents, beginning of period	0	0
Cash and cash equivalents, end of period	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

NON-CASH INVESTING AND FINANCING INFORMATION
Deferred stock compensation	$36,000	$0

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Funds in attorney trust account

The company does not have its own bank account. Amounts due from attorney represents fund helds on behalf of the Company in trust by its legal counsel.

Website Development Costs

Costs incurred in developing and maintaining a website are charged to expense when incurred for the planning, content population, and administration or maintenance of the website. All development costs for the application, infrastructure, and graphics development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs will be amortized using straight-line basis over two years, the estimated economic life of the completed website. Amortization expense for the Company’s website was $0 and $2,325 for the periods ended September 30, 2018 and 2017 respectively.

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

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Revenue Recognition

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. As of and for the year ended September 30, 2018, the financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options

During the year months ended September 30, 2018, the Company issued 1,000,000 shares of common stock to an officer for services rendered with a deemed value of services provided of $ 90,000 for services rendered from April 1, 2018 to January 31, 2019. As of September 30, 2018, $ 36,000 of stock- based compensation has been recorded as a prepaid expense.

Recent Accounting Pronouncements

Alterola does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

NOTE 3 – ACCOUNTS PAYABLE

Accounts Payable consisted of the following at September 30, 2018 and 2017:

	2018	2017
Audit fees	$1,000	$1,000
Accounting	4,350	3,600
Legal fees and transfer agent	18,899	16,300
Total Accounts Payable	$24,249	$20,900

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following at September 30, 2018 and September 30, 2017:

	September 30, 2018	September 30, 2017

Note payable, unsecured, bearing interest at 12%, due on June 26, 2011	$0	$30,000

Convertible note payable, unsecured, bearing interest at 12%, due on July 24, 2011	0	50,000

Note payable, unsecured, bearing interest at 10% plus financing charge of $2,500, due on October 10, 2013	0	27,500

Note payable, unsecured, bearing interest at 10% plus financing charge of $1,500, due on February 13, 2014	0	16,500

Note payable, unsecured, non interest bearing with finance charge of $1,500 due on March 31, 2014	0	6,000

Note payable, unsecured, bearing interest at 10% , due on demand	0	20,000

Note payable, unsecured, bearing interest at 10% , due on demand	0	25,000

Note payable, secured by assets of the company, bearing interest at 5% due on April 25, 2023	19,950	0
	19,950	175,000
Less: current portion	0	(175,000)

Total Notes payable	$19,950	$0

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Interest expense was $10,510 and $18,500 for the years ended September 30, 2018 and 2017, respectively.

The above 7 notes were forgiven by the holders and accounted for as a contribution to capital

On March 28, 2018 the Company entered into agreements with its debt holders to forgive promissory notes and accrued interest of $ 282,178. As a result, the company has reclassified debt and interest payable to additional paid in equity for $ 282,178 in the financial statements for the year ended September 30, 2018.

The following schedule represents the Company’s future debt payments as of September 30, 2018:

2019	$—
2020	—
2021	—
2022	—
2023	19,950
Total	19,950

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

On June 28, 2018 the company issued one million common shares for consulting services with a deemed value of $90,000. As the services are to be provided over a period from April 1, 2018 to January 31, 2019, the company has recorded $63,000 as deferred stock based compensation.

The Company has 115,980,000 and 114,980,000 shares of common stock issued and outstanding as of September 30, 2018 and September 30, 2017 respectively. There are no shares of preferred stock issued and outstanding as of September 30, 2018 and September 30, 2017.

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

During the year ended September 30, 2018, the Company accrued director’s fees payable of $ 60,000.

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

 NOTE 7 – INCOME TAXES

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset. The income tax effects of the Tax Cuts and Jobs Act have been completed in accordance with FASB ASC 740.

The provision for income tax consists of the following components at September 30, 2018 and 2017:

	2018	2017
Current:
Federal income taxes (benefit)	$(45,243)	$(22,995)
State income taxes	—	—
Deferred Benefit from net operating loss		—
	$(45,243)	$(22,995)

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	2018	2017
Expected tax expense (benefit) using regular rates	$45,243	$22,995
State minimum tax
Valuation allowance	(45,243)	(22,995)
Tax Provision	$—	$—

The Company has loss carry forwards totaling $764,821 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2028 and 2038.

At September 30, 2018 and 2017, the significant components of the deferred tax assets are summarized below:

	2019	2018
Deferred income tax asset
Net operation loss carryforwards	260,039	214,796
Total deferred income tax asset	260,039	214,796
Less: valuation allowance	(260,039)	(214,796)
Total deferred income tax asset	$—	$—

The federal income tax returns of the Company for 2018 and 2017 are subject to examination by the IRS, generally for three years after they were filed.

NOTE 8 – LIQUIDITY & GOING CONCERN

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company analyzed its operations subsequent to September 30, 2018 to the date these financial statements were issued.

On July 20, 2020, the Company appointed certain directors and officers. As part of the appointment, each individual received issuance of 1,000,000 shares of common stock, respectfully, valued at $10,000 per individual.

On September 4, 2020, the Company issued 6,000,000 shares of common stock to the newly appointed Chief Executive Officer and Director, as compensation for services to the Company, valued at $60,000.

On September 18, 2020, the Company issued 200,000,000 shares of common stock to Amsterdam Café Holdings Ltd, at a price of $0.001 per share, for total proceeds of $200,000.

On December 2, 2020, the board of directors accepted the resignations of Irving Aronson as Chairman and Director, Peter Maddocks as CFO and Director, Oliver Aubrey as Chief Medical Officer and Director, Rene Lauritsen as COO and Director, and Larson Elmore as CEO. Dr. Daniel Reshef and Lalit Kumar will remain as Directors of the Board. Mr. Elmore will continue as Vice Chairman, Director and Secretary of our company.

Also on December 2, 2020, we have appointed the following officers and directors: Tim Rogers as the CEO and Director, and Director, Dominic Schiller as Director & IP Counsel, Seamus McAuley as Chief Commercial Officer and Director, Daniel Reshef as Vice Chairman Medical Director and Zohar Koren as Advisory Medical Director.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On May 31, 2019, MJF & Associates resigned as the Company’s independent registered public accounting firm.

On November 24, 2019, the Company engaged AJ Robbins CPA LLC (the “New Accountant”) as the Company’s independent registered public accounting firm. The engagement of the New Accountant was approved by the Company’s Board of Directors.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being September 30, 2018. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2018 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2018, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers.

Name	Age	Positions and Offices Held
Timothy Rogers	57	Chief Executive Officer and Director
Seamus McAuley	45	Chief Commercial Officer and Director
Larson Elmore	72	Vice Chairman, Secretary and Director
Dominic Schiller	56	Director
Daniel Reshef	69	Director
Lalit Kumar Verma	40	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Timothy Paul Rogers – Director /CEO Age 57

Timothy. Rogers is an international business leader with 35 years’ experience in global sales and marketing, specifically launching products from intellectual property. Mr. Rogers is multi-lingual, and has been involved with start-ups in Singapore, South East Asia, Africa, Australia, the United States, Canada and Europe in the pharmaceutical, agriculture, essential oil, biocide, oil and gas and cosmetic sectors.

1

He currently serves as CEO of Green Ocean Pharma, Green Ocean UK Limited, and Novagean International Limited. Green Ocean Pharma is a pharma biotech company managing clinical trials in pulmonary delivery systems and potential drug development for a variety of topical illnesses. Novagean, a medical device and therapeutic diagnostic manufacturer and clinical research company based in China and Galway Ireland, is the largest manufacturer and distributor of rapid anti gen and antibody test kits related to SARS Covid-19, PCR equipment for Covid testing and a Covid Vaccine clinical research Phase III program.

In recent years, Mr. Rogers has focused his time building a multi sector agro-pharma drug development business with high profile former senior executives from GW Pharmaceuticals and Compass Pathways, as well as scientists from leading universities in Australia and Europe. He is also co-founder of Legacy international Inc, a US based company with a West African social equity coffee program to empower disadvantaged agricultural communities.

Mr. Rogers earned diplomas including Business Studies from Birkenhead Technical College, and Animation at the Fisher School of English in Paris, France

Seamus McAuley – Director – Chief Commercial Officer- Age 45

Seamus McAuley is a proven Senior Commercial Executive with extensive experience in bringing products to market in the pharmaceutical, biotech, diagnostic and device sectors. He is the founder and CEO of Opes Medical Holdings Ltd., a consultancy offering strategic executive services for the development of new and innovative medical technologies and in- vitro diagnostics, accessing funding sources and commercial launch of products. Related services include corporate due diligence, market projection assessment, down-stream value strategies, implementing customized distribution strategies and deal negotiations. Opes has interests in multiple technologies and innovations which hold great commercial promise and has led investment rounds and grant applications for product development through vehicles including Horizon 2020 and the Disruptive Technology Innovation Fund.

Before founding OPES, Mr. McAuley held several senior level sales and commercialization positions, most recently as European Corporate Development Manager for Diploma PLC, an international group of businesses supplying specialized technical products and services to the Life Sciences sector, where he was responsible for identifying, targeting, assessing and closing company acquisitions in strategically identified geographic zones and market sectors. Prior to that, he was Sales and Commercial Director (UK & Ireland) for Technopath Distribution Ltd, an international manufacturer and distributor of clinical diagnostic products, where he more than doubled sales.

Mr. McAuley began his life sciences career as a nurse practitioner in ICU, surgical and trauma wards, before transitioning to the corporate side with GlaxoSmithKline. He quickly gained recognition for his sales capabilities - consistently ranking in the top 2% of GSK sales executives during his tenure - and for developing and executing record setting campaigns for a number of high-profile products, including the UK rollout of the Papilloma virus vaccine, neurological therapies for Parkinson's, smoking cessation, diabetes, depression, urology and erectile dysfunction products. Mr. McAuley earned Diplomas in Counselling and Nursing from the University of Ulster.

Larson Elmore, Vice Chairman, Secretary and Director, Age 72, is a creative visionary whose passion is to pass on ideas and concepts to the next generation bringing about change that makes the world a better place. Mr. Elmore is currently self-employed and retired since 2012 after working as CEO and Director of Illustrato Pictures International, Inc. He formed Red Creek Real Estate Development, LLC, in Colorado Springs, Colorado and has been sole member since February 16, 2018.He has consulted and has been specializing and organizing visionary ventures from Private to Public Companies. During the past 35 years he has been instrumental in establishing various enterprises in the promotion of products and services. This has helped Mr. Elmore to become very experienced and seasoned, as it pertains to the implementation and economic feasibility of many products and services, thus making him heavily sought after for his consulting services. He has a broad base of knowledge in various disciplines and a strong rolodex of contacts from multiple industries to organize and provide high quality leadership for establishing a company's growth path. He has provided consultation and management services in the real estate development industry. He developed and managed over 100 Million of a Personal Portfolio of Retirement Centers and mixed-use developments, constructing strip-mall shopping facilities from 50,000 sq. ft. to large office complexes and large resort developments. Mr. Elmore also secured funding commitments for multiple real estate development projects and provided feasibility and consultant services to his clients. His project management skills and his work ethic has made him a valuable contributor to leadership and success of his endeavors.

Dominic Schiller – Director – IP Counsel Age 56

Mr. Schiller is a Chartered and European Patent Attorney with over 30 years of experience, largely in the pharmaceutical, botanical and nutraceutical industries. He is the founder and CEO of Equipped 4 Holdings Limited, the parent company of Equipped 4 (IP) Limited, an Intellectual Property law practice, specializing in building patent portfolios for biotech companies, most notably GW Pharmaceuticals and Compass Pathways.

A pioneer in innovative pharmaceutical sectors, Mr. Schiller successfully secured some of the earliest and most prominent cannabinoid related patents for GW Pharma, helping them establish an IP portfolio comprising claims directed to plants, plant extracts, extraction technology, pharmaceutical formulations, drug delivery and the therapeutic uses of cannabinoids, as well as plant variety rights. He was also the patent attorney behind Compass Pathways, a mental health care company, where he drafted and prosecuted to grant, patents relating to a psilocybin polymorph, formulations and their medical use to treat drug resistant depression. For Phynova, a natural products company, he has secured patents for Chinese herbal products, products with Food Approvals and products with MHRA approvals under the Traditional Herbal Medicinal Product (THMP) directive.

Mr. Schiller serves as a director and/or advisor to other life sciences companies, including The Life Sciences Division (an investment bank) and Atai Life Sciences (a leading mental health company), and plays an active management role for a number of companies which he helped found. He is also an inventor on two key GW Pharmaceutical patents relating to “The use of cannabinoids in the treatment of epilepsy” and “The use of cannabinoids in the treatment of mental disorders.”

Mr. Schiller holds a combined honors degree in Biochemistry and Genetics from Leeds University and earned his MBA from Liverpool University.

Dr. Daniel Reshef - Director – Age 69

Dr. Daniel Reshef is an Executive Director with substantial clinical experience and demonstrated history of strategic work in the pharmaceuticals industry. Skilled in Immuno-Oncology, Oncology, Biomarkers, Epidemiology, Vaccines, Ophthalmology, and Clinical Pharmacology, he is Board certified in Ophthalmology. Dan has extensive experience in clinical, industry, and public health settings, technical skills, project management and data quality.

Dr. Reshef worked at Roche, Genentech and served as Therapeutic Area Lead – Immuno- Oncology at a leading pharmaceutical company. Dan has also been successfully involved in numerous entrepreneurial ventures in the past 20 years. He has been active in diverse areas such as the hotel industry, technology start- ups, Customer Relations Management (CRM), innovative novel energy sources, blockchain, cryptocurrencies and Forex. Dr. Reshef earned his MPH & PhD in Epidemiology from Johns Hopkins University.

Lalit Kumar, 40, is our newly appointed Chief Executive Officer, and Director, with immediate effect he was formerly the CEO of Sakthi Automotive Group. He brings several years of executive international experience working in India, Japan, China, Korea and the US. His expertise is in supply chain management and global purchasing at OEMs like GM, Honda and Bombardier. He obtained his MA from Delhi College of Engineering and his MBA from the Institute of Management Technology in Ghaziabad, India. He brings a strong operational, and manufacturing expertise to support the future growth of Alterola Biotech Inc. and he is working on initiatives to expand into the company into Europe, India, and China

Term of Office

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

Advisory Board

We also have an Advisory Board that assists the Executive team and Directors of the Company as to various Medical Intellectual Property applications, as to trails and the necessary inputs of advice to procedures and necessary approval protocols. The Advisory Board brings their specific skill sets and provides guidance and additional expertise to the Company. The following are members of the Advisory Broad: Dr Zohar Koren, Alex Lightman, Alex Weiss, Mark Glaser and Craig J. Marshak.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Timothy Rogers, at the address appearing on the first page of this annual report.

Code of Ethics

We have not adopted a Code of Ethics that applies our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officer for all services rendered in all capacities to us for the periods ended September 30, 2018 and 2017.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rene Lauritsen, Former President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer,Principal Accounting Officer, and Director	2018 2017	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

On September 4, 2020, we issued 6,000,000 shares of our common stock to, Larson Elmore, our new Chief Executive Officer and Director, as compensation for his service to our company.

On July 20, 2020, the following received 1,000,000 shares of the Company’s common stock for each of their respective appointments for a total issuance of 7,000,000 shares of common stock: Larson Elmore, Rene Lauritsen, Alex Lightman, Aubrey Oliver, Michael Weiss, Mark Glazier and Zohar Koren.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2018.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of  October 15, 2020, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership [1]	% of Common Stock [2]
Timothy Rogers	-	-	-
Seamus McAuley	-	-	-
Larson Elmore	Common Stock	7,000,000 shares	2.1%
Dominic Schiller	-	-	-
Daniel Reshef	-	-	-
Zohar Koren
Lahit Kumar Verma(3)	Common Stock	27,500,000 shares	8.3%
DIRECTORS AND OFFICERS – TOTAL (6 persons)	Common Stock	34,500,000 shares	10.4%

5% SHAREHOLDERS
Peter Maddocks(4)		205,000,000 shares	61.9%

1.	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
2.	The percentage shown is based on denominator of 330,980,000 shares of common stock issued and outstanding for the company as of October 14, 2020.
3.	All shares are held in Future Trends, Ltd., in which Mr. Verma has beneficial ownership.
4.	Includes 1,000,000 shares held in his name, 4,000,000 shares held by those within his household and 200,000,000 shares held by Amsterdam Café Holdings Ltd. in with Mr. Maddocks has beneficial ownership.

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

During the year ended September 30, 2018, we accrued director’s fees payable of $ 60,000.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended September 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2018	$—	$0	$0	$0
2017	$—	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL).

[1]	Incorporated by reference to the Registration Statement on Form S-1 filed on December 12, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alterola Biotech, Inc.

By: /s/ Timothy Rogers

Timothy Rogers

President, Chief Executive Officer, Principal Executive Officer,

Chief Financial Officer, Principal Financial Officer,

Principal Accounting Officer, and Director

December 14, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Timothy Rogers

Timothy Rogers

President, Chief Executive Officer, Principal Executive Officer,

Chief Financial Officer, Principal Financial Officer,

Principal Accounting Officer, and Director

December 14, 2020

