Form 10-Q
period 2018-12-31
ALTEROLA BIOTECH INC.
filed 2020-12-29
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

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

512-821-2121
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 330,980,000 shares as of December 22, 2020.

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of December 31, 2018 and September 30, 2018 (unaudited);

F-2	Statements of Operations for the three months ended December 31, 2018 and 2017 (unaudited);

F-3	Statements of Cash Flow for the three months ended December 31, 2018 and 2017 (unaudited);

F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

ALTEROLA BIOTECH, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

	December 31, 2018 (unaudited)	September 30, 2018
ASSETS
Current Assets
Funds held in attorney trust	$14,742	$14,742
Deferred stock compensation	9,000	36,000
Total current assets	23,742	50,742

TOTAL ASSETS	$23,742	$50,742

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$18,136	$24,249
Accrued interest	—	1,360
Accrued directors fees	90,000	60,000
Advances from related party	2,250	750
Current portion of notes payable	0	0
Total Current Liabilities	110,386	86,359

Non current portion of notes payable	0	19,950
Total Liabilities	110,386	106,309

Stockholders’ Deficit
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common Stock, $.001 par value, 140,000,000 shares authorized, 115,980,000 shares issued and outstanding	115,980	115,980
Additional paid-in capital	562,587	541,028
Deficit accumulated	(765,211)	(712,575)
Total Stockholders’ Deficit	(86,644)	(55,567)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$23,742	$50,742

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017

	Three months ended
	December 31, 2018	December 31, 2017

REVENUES	$0	$0

OPERATING EXPENSES
Stock based compensation	27,000	0
Accounting and audit fees	250	250
Legal fees	(5,208)	1,000
Directors fees	30,000	0
General and administrative expenses	345	0
TOTAL OPERATING EXPENSES	52,387	1,250

LOSS FROM OPERATIONS	(52,387)	(1,250)

OTHER INCOME (EXPENSE)
Interest expense	(249)	(4,625)
TOTAL OTHER INCOME (EXPENSE)	(249)	(4,625)

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	$(52,636)	$(5,875)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	115,980,000	114,980,000

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)

FOR THE PEROD ENDED DECEMBER 31, 2018

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total
Balance, September 30, 2015	114,980,000	114,980	132,850	$(489,299)	$(241,469)

Net loss for the year ended September 30, 2016	—	—	—	(22,577)	(22,577)
Balance, September 30, 2016	114,980,000	114,980	132,850	(511,876)	(264,046)

Common stock surrendered for voluntary cancellation	(37,000,000)	(37,000)	37,000	0	0
Common stock issued for services	37,000,000	37,000			37,000
Net loss for the year ended September 30, 2017	—	—	—	(67,632)	(67,632)
Balance, September 30, 2017	114,980,000	114,980	169,850	(579,508)	(294,678)
Common stock issued for services	1,000,000	1,000	89,000		90,000
Capital contribution from forgiveness of debt			282,178		282,178
Net income (loss) for the period ended September 30, 2018				(133,067)	149,111
Balance, September 30, 2018	115,980,000	$115,980	$541,028	$(712,575)	$(55,567)
Capital contribution from forgiveness of debt			21,559		21,559
Net income (loss) for the period ended December 31, 2018				(52,636)	(52,636)
Balance, December 31, 2018	115,980,000	$115,980	$562,587	$(765,211)	$(86,644)

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017

	Three months ended
	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(52,636)	$(5,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	27,000	0
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	23,887	1,250
Increase (decrease) in accrued interest	249	4,625
Increase (decrease) in advance from related party	1,500	0
Net Cash Used by Operating Activities	0	0

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intellectual property	0	0
Website development	0	0
Net Cash Used by Investing Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	0	0
Net Cash Provided by Financing Activities	0	0

Net Increase (Decrease) in Cash and Cash Equivalents	0	0

Cash and cash equivalents, beginning of period	0	0
Cash and cash equivalents, end of period	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

NON-CASH INVESTING AND FINANCING INFORMATION
Deferred financing costs related to notes payable	$0	$0

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Basis of Presentation

The accompanying unaudited interim financial statements of Alterola Biotech Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2018 as reported in Form 10-K, have been omitted.

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

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Funds held in attorney trust

The company does not have its own bank account. Amounts due from attorney represents fund held on behalf of the Company in trust by its legal counsel.

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

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Stock-Based Compensation

Stock-based compensation is accounted for at FV in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options

During the year ended September 30, 2018, the Company issued 1,000,000 shares of common stock to an officer for services rendered with a deemed value of services provided of $90,000 for services rendered from April 1, 2018 to January 31, 2019. As of December 31, 2018, $9,000 of stock-based compensation has been recorded as a prepaid expense.

Recent Accounting Pronouncements

Alterola does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 3 – ACCOUNTS PAYABLE

Accounts payable consisted of the following at December 31, 2018 and September 30, 2018:

	December	September
Audit fees	$0	$1,000
Accounting	4,850	4,350
Legal fees and transfer agent	13,286	18,899
Total accounts payable	$18,136	$24,249

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following at December 31, 2018 and September 30, 2018:

	December 31, 2018	September 30, 2018

Note payable, secured by assets of the company, bearing interest at 5% due on April 25, 2023	0	19,950
	0	19,950
Less: current portion	(0)	(0)

Total notes payable	$0	$19,950

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 4 – NOTES PAYABLE (CONTINUED)

The Convertible note was convertible at the option of the holder. The number of shares of common stock into which the convertible note was to be converted is determined by the Fair Market Price (“FMV”) of the common stock at the date of conversion. In the event there is no determinable market price the FMV shall be:

a) The share price at the last private offering of the common stock, or, b) the 30 day moving average of the Common Stock in the event a public listing of the common stock has taken place.

Interest expense was $249 and $4,625 for the periods ended December 31, 2018 and 2017, respectively.

On March 28, 2018 the Company entered into agreements with its debt holders to forgive promissory notes and accrued interest of $ 282,178. As a result, the Company has reclassified debt and interest payable to additional paid in equity for $ 282,178 in the financial statements for the year ended September 30, 2018. On December 31, 2018 the Company entered into agreements with a debt holder to forgive additional promissory notes and accrued interest of $21,559. As a result, the Company has reclassified debt and interest payable to additional paid in equity for $21,559 in the financial statements for the period ended December 31, 2018,

NOTE 5 – CAPITAL STOCK

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

On June 28, 2018 the company issued one million common shares for consulting services with a deemed value of $90,000. As the services are to be provided over a period from April 1, 2018 to January 31, 2019, the company has recorded $9,000 as prepaid stock based compensation.

The Company has 115,980,000 and 115,980,000 shares of common stock issued and outstanding as of December 31, 2018 and September 30, 2018 respectively. There are no shares of preferred stock issued and outstanding as of December 31, 2018 and September 30, 2018.

NOTE 6- INCOME TAX

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset. The income tax effects of the Tax Cuts and Jobs Act have been completed in accordance with FASB ASC 740.

NOTE 6 – INCOME TAXES (continued)

The provision for income tax consists of the following components at December 31, 2018 and 2017:

	2018	2017
Current:
Federal income taxes (benefit)	(17,896)	$(1,998)
State income taxes	—	—
Deferred Benefit from net operating loss	—	—
	$—	$(1,998)

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	2018	2017
Expected tax expense (benefit) using regular rates	$17,896	$1,998
State minimum tax
Valuation allowance	(17,896)	(1,998)
Tax Provision	$—	$—

The Company has loss carry forwards totaling $817,457 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2028 and 2039.

At December 31, 2018 and September 30, 2018, the significant components of the deferred tax assets are summarized below:

	December 31,2018	September 30, 2018
Deferred income tax asset
Net operation loss carryforwards	277,935	260,039
Total deferred income tax asset	277,935	260,039
Less: valuation allowance	(277,935)	(260,039)
Total deferred income tax asset	$—	$—

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

During the period ended December 31, 2018, the Company accrued director’s fees payable of $ 30,000.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company analyzed its operations subsequent to December 31, 2018 to the date these financial statements were issued.

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

The business plan will no longer be focused only on a chewing gum delivery system but rather to expand as a broad based business plan in the Cannabis sector.

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

The company also has interest in acquiring other Medicinal IP companies that can addresses health related issues. It is intended that these IPs will be utilized to develop and produce products that will be sold in retail outlets. These products are also expected to be sold on our Online Web store.

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

4

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

Results of Operations for the Three Months Ended December 31, 2018 and 2017

We have generated no revenues since inception and we do not anticipate earning revenues until such time that we are able to market and sell our products.

We incurred operating expenses of $52,387 for the three months ended December 31, 2018, compared with $1,250 for the three months ended December 31, 2017. Our operating expenses for the three months ended December 31, 2018 mainly consisted of $30,000 in director fees and $27,000 in stock based compensation. Our operating expenses for the three months ended December 31, 2017 consisted of $1,000 in legal fees and $250 in accounting and audit fees.

We recorded other expenses of $249 for the three months ended December 31, 2018, which consisted of interest expense. We had other expenses of $4,625 in interest expense for the three months ended December 31, 2017.

We recorded a net loss of $52,636 for the three months ended December 31, 2018, compared with a net loss of $5,875 for the three months ended December 31, 2017.

Liquidity and Capital Resources

As of December 31, 2018, we had $23,742 in current assets and currently liabilities of $110,386. We had a working capital deficit of $86,644 as of December 31, 2018.

Operating activities used $0 in cash for the nine months ended December 31, 2018, compared with $0 for the comparable period ended December 31, 2017.

Financing activities provided $0 for the nine months ended December 31, 2018, compared with $0 for the period ended December 31, 2017.

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

5

Off Balance Sheet Arrangements

As of December 31, 2018, we had no off balance sheet arrangements.

Going Concern

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $765,211 for the period July 21, 2008 (inception date) through December 31, 2018, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2021: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

On December 23, 2020, Larson Elmore was appointed interim Chief Financial Officer.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Executive Employment Agreement, dated April 1, 2018
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterola Biotech, Inc.

Date:	December 29, 2020

By: /s/ Tim Rogers Tim Rogers Title: Chief Executive Officer and Director

8