Form 10-Q
period 2019-03-31
ALTEROLA BIOTECH INC.
filed 2021-02-24
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

[ ] Large accelerated filer	[ ] Accelerated filer
[X] Non-accelerated filer	[X] Smaller reporting company
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

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2019 and September 30, 2018 (unaudited);

F-2	Statements of Operations for the three and six months ended March 31, 2019 and 2018 (unaudited);
F-3	Statement of Stockholders’ Deficit for the period ended March 31, 2019

F-4	Statements of Cash Flow for the six months ended March 31, 2019 and 2018 (unaudited);

F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2019 are not necessarily indicative of the results that can be expected for the full year.

3

ALTEROLA BIOTECH, INC.

BALANCE SHEETS

AS OF MARCH 31, 2019 AND SEPTEMBER 30, 2018

	March 31, 2019 (unaudited)	September 30, 2018
ASSETS
Current Assets
Funds held in attorney trust	$14,742	$14,742
Deferred stock compensation	—	36,000
Total current assets	14,742	50,742

TOTAL ASSETS	$14,742	$50,742

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$18,500	$24,249
Accrued interest	0	1,360
Accrued directors fees	120,000	60,000
Advances from related party	2,250	750
Current portion of notes payable	0	0
Total Current Liabilities	140,750	86,359

Non current portion of notes payable	0	19,950
Total Liabilities	140,750	106,309

Stockholders’ Deficit
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common Stock, $.001 par value, 140,000,000 shares authorized, 115,980,000 shares issued and outstanding	115,980	115,980
Additional paid-in capital	562,587	541,028
Deficit accumulated	(804,575)	(712,575)
Total Stockholders’ Deficit	(126,008)	(55,567)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$14,742	$50,742

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2019 AND 2018

	Three months ended		Six months ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018

REVENUES	$0	$0	$0	$0

OPERATING EXPENSES
Stock based compensation	9,000	0	36,000	0
Accounting and audit fees	250	250	500	500
Legal fees	0	1,000	(5,208)	2,000
Directors fees	30,000	0	60,000	0
General and administrative expenses	114	5	459	5
TOTAL OPERATING EXPENSES	39,364	1,255	91,751	2,505

LOSS FROM OPERATIONS	(39,364)	(1,255)	(91,751)	(2,505)

OTHER INCOME (EXPENSE)
Interest expense	(0)	(4,625)	(249)	(9,250)
TOTAL OTHER INCOME (EXPENSE)	(0)	(4,625)	(249)	(9,250)

PROVISION FOR INCOME TAXES	0	0	0	0

NET INCOME (LOSS)	$(39,364)	$(5,880)	$(92,000)	$(11,755)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	115,980,000	114,980,000	115,980,000	114,980,000

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)

FOR THE PERIOD ENDED DECEMBER 31, 2018

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total
Balance, September 30, 2017	114,980,000	114,980	169,850	(579,508)	(294,678)
Common stock issued for services	1,000,000	1,000	89,000		90,000
Capital contribution from forgiveness of debt			282,178		282,178
Net income (loss) for the period ended September 30, 2018				(133,067)	(133,067)
Balance, September 30, 2018	115,980,000	$115,980	$541,028	$(712,575)	$(55,567)
Capital contribution from forgiveness of debt			21,559		21,559
Net income (loss) for the period ended March 31, 2019				(92,000)	(92,000)
Balance, March 31, 2019	115,980,000	$115,980	$562,587	$(804,575)	$(126,008)

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED MARCH 31, 2019 AND 2018

	Six months ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(92,000)	$(11,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	36,000	0
Changes in assets and liabilities:
Increase (decrease) in accounts payable	54,251	2,505
Increase (decrease) in accrued interest	249	9,250
Increase (decrease) in advance from related party	1,500	0
Net Cash Used by Operating Activities	0	0

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intellectual property	0	0
Website development	0	0
Net Cash Used by Investing Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	0	0
Net Cash Provided by Financing Activities	0	0

Net Increase (Decrease) in Cash and Cash Equivalents	0	0

Cash and cash equivalents, beginning of period	0	0
Cash and cash equivalents, end of period	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

NON-CASH INVESTING AND FINANCING INFORMATION
Deferred financing costs related to notes payable	$0	$0

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2019

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

MARCH 31, 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Funds held in attorney trust account

The company does not have its own bank account. Funds held in attorney trust account represent funds held on behalf of the Company in trust by its legal counsel.

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

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUIDTED FINANCIAL STATEMENTS

MARCH 31, 2019

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

Stock-Based Compensation

Stock-based compensation is accounted for at FV in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options

During the year ended September 30, 2018, the Company issued 1,000,000 shares of common stock to an officer for services rendered with a deemed value of services provided of $90,000 for services rendered from April 1, 2018 to January 31, 2019. As of September 30, 2018, $36,000 of stock-based compensation has been recorded as a prepaid expense. As of March 31, 2019, the stock based compensation has been fully amortized.

Recent Accounting Pronouncements

Alterola does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 3 – ACCOUNTS PAYABLE

Accounts payable consisted of the following at March 31, 2019 and September 30, 2018:

	March 31, 2019	September 30, 2018
Audit fees	$0	$1,000
Accounting	5,100	4,350
Legal fees and transfer agent	13,400	18,899
Total Accounts payable	$18,500	$24,249

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following at March 31, 2019 and September 30, 2018:

	March 31, 2019	September 30, 2018

Note payable, secured by assets of the company, bearing interest at 5% due on April 25, 2023	0	19,950
	0	19,950
Less: current portion	(0)	(0)

Total Notes payable	$0	$19,950

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2019

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

Interest expense was $249 and $9,250 for the periods ended March 31, 2019 and 2018, respectively.

On March 28, 2018 the Company entered into agreements with its debt holders to forgive promissory notes and accrued interest of $ 282,178. As a result, the Company has reclassified debt and interest payable to additional paid in equity for $ 282,178 in the financial statements for the year ended September 30, 2018. On December 31, 2018 the Company entered into agreements with a debt holder to forgive additional promissory notes and accrued interest of $21,559. As a result, the Company has reclassified debt and interest payable to additional paid in equity for $21,559 in the financial statements for the period ended December 31, 2018.

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

On June 28, 2018 the company issued one million common shares for consulting services with a deemed value of $90,000..

The Company has 115,980,000 and 115,980,000 shares of common stock issued and outstanding as of March 31, 2019 and September 30, 2018 respectively. There are no shares of preferred stock issued and outstanding.

NOTE 6- INCOME TAX

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset. The income tax effects of the Tax Cuts and Jobs Act have been completed in accordance with FASB ASC 740.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 6 – INCOME TAXES (continued)

The provision for income tax consists of the following components at March 31, 2019 and 2018:

	2019	2018
Current:
Federal income taxes (benefit)	(31,280)	$(3,997)
State income taxes	—	—
Deferred Benefit from net operating loss	—	—
	$(31,280)	$(3,997)

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	2019	2018
Expected tax expense (benefit) using regular rates	$31,280	$3,997
State minimum tax
Valuation allowance	(31,280)	(3,997)
Tax Provision	$—	$—

The Company has loss carry forwards totaling $856,821 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2028 and 2039. The change in control may limit the amount of loss carryforward that may be utilized.

At March 31, 2019 and September 30, 2018, the significant components of the deferred tax assets are summarized below:

	March 31,2019	September 30, 2018
Deferred income tax asset
Net operation loss carryforwards	291,319	260,039
Total deferred income tax asset	291,319	260,039
Less: valuation allowance	(291,319)	(260,039)
Total deferred income tax asset	$—	$—

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

During the period ended March 31, 2019, the Company accrued director’s fees payable of $120,000.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 8 – LIQUIDITY & GOING CONCERN

Alterola has negative working capital, has incurred losses since inception, and has not received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. As of 3/31/2019, the Company had negative working capital of $126.008 and accumulated deficit of $804,575.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company analyzed its operations subsequent to March 31, 2019 to the date these financial statements were issued.

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

Overview

The business plan will no longer be focused on a chewing gum delivery system but will re-focus its activities to the development of cannabinoid, cannabinoid-like, and non-cannabinoid pharmaceutical active pharmaceutical ingredients (APIs), pharmaceutical medicines made from cannabinoid, cannabinoid-like, and non-cannabinoid APIs and European novel food approval of cannabinoid-based, cannabinoid-like and non-cannabinoid ingredients and products .In addition, Alterola will development such bulk ingredients for supply into the cosmetic sector.

The IP relating to the development of chewing gum to deliver nutraceutical/functional ingredients for applications such as appetite suppressant, cholesterol suppressant, vitamin delivery, antioxidant delivery and motion sickness suppressant is not relevant to a pharmaceutical business. These products / items will no longer be the focus of the business and will be removed from the business.

The new business plan of the company is for the company’s operations to be expanded and repositioned as a fully, regulatory-compliant pharmaceutical company specializing in the development of the following:

• cannabinoid, cannabinoid-like and non-cannabinoid pharmaceutical active pharmaceutical ingredients (APIs) globally,

• pharmaceutical medicines made from cannabinoid, cannabinoid-like and non-cannabinoid APIs globally

• European novel food approval of cannabinoid-based, cannabinoid-like and non-cannabinoid ingredients

• European novel food approval of products containing cannabinoids, cannabinoid-like and non-cannabinoid ingredients.

• European approval of cosmetic products containing cannabinoids, cannabinoid-like and non-cannabinoid ingredients.

As part of its expansion strategy the company is also interested in recruiting key executives and personnel that have experience in the controlled drugs / cannabinoid medicines industry. The focus will be on recruiting outstanding talents that have contributed or can contribute more in the future with our plan of expansion.

The company also has interest in licensing / acquiring other IP from companies that have IP pertinent to the new pharmaceutical / food / cosmetic ingredient generation and product development strategy.

4

Under consideration for our acquisition strategy are companies that have existing pharmaceutical research and/or development or manufacturing capability or associated IP. Some of these companies have IP which is available to consolidate into our company strategy. These acquisition or in-licensing opportunities have various contributions to facilitate the company to develop ingredients and products for food and beverage industry in Europe.

The controlled drugs / cannabinoid pharmaceutical market worldwide has experienced exponential growth over the past few years in the development of products.

It is Alterola’s intention to develop ingredients and products on a global basis, fully compliant with the appropriate international laws and regulations and also compliant with the relevant national laws and regulations on a territory-by-territory basis.

Results of Operations for the Three and Six Months Ended March 31, 2019 and 2018

We have generated no revenues since inception and we do not anticipate earning revenues until such time that we are able to market and sell our products.

We incurred operating expenses of $39,364 for the three months ended March 31, 2019, compared with $1,255 for the three months ended March 31, 2018. We incurred operating expenses of $91,751 for the six months ended March 31, 2019, compared with $2,505 for the six months ended March 31, 2018.

Our operating expenses for the six months ended March 31, 2019 mainly consisted of $60,000 in director fees and $36,000 in stock based compensation. Our operating expenses for the six months ended March 31, 2018 consisted of $2,000 in legal fees and $500 in accounting and audit fees.

We recorded other expense of $0 for the three months ended March 31, 2019, as compared with $4,625 in interest expense for the three months ended March 31, 2018. We recorded other expense of $249 for the six months ended March 31, 2019, as compared with $9,250 in interest expense for the six months ended March 31, 2018.

We recorded a net loss of $39,364 for the three months ended March 31, 2019, compared with a net loss of $5,880 for the three months ended March 31, 2018. We recorded a net loss of $92,000 for the six months ended March 31, 2019, compared with a net loss of $11,755 for the six months ended March 31, 2018.

Liquidity and Capital Resources

As of March 31, 2019, we had $14,742 in current assets and currently liabilities of $140,750. We had a working capital deficit of $86,644 as of March 31, 2019.

we had no operating, investing or financing cash flows to report for the three and six months ended March 31, 2019 and 2018.

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

Off Balance Sheet Arrangements

As of March 31, 2019, we had no off balance sheet arrangements.

5

Going Concern

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $804,575 for the period July 21, 2008 (inception date) through March 31, 2019, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterola Biotech, Inc.

Date:	February 24, 2020

By: /s/ Tim Rogers Tim Rogers Title: Chief Executive Officer and Director

Date:	February 24, 2020

By: Larson Elmore Larson Elmore Title: Interim Chief Financial Officer, Vice Chairman, Secretary and Director

8