Form 10-Q
period 2019-06-30
ALTEROLA BIOTECH INC.
filed 2021-03-09
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-156091

Alterola Biotech, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	82-1317032
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

1

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2020 and September 30, 2019 (unaudited);

F-2	Statements of Operations for the three and nine months ended June 30, 2019 and 2018 (unaudited);
F-3	Statement of Stockholders’ Deficit for the three months ended June 30, 2019 and 2018

F-4	Statements of Cash Flow for the nine months ended June 30, 2019 and 2018 (unaudited);

F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2019 are not necessarily indicative of the results that can be expected for the full year.

3

ALTEROLA BIOTECH, INC.

BALANCE SHEETS

AS OF JUNE 30, 2019 AND SEPTEMBER 30, 2018

	June 30, 2019 (unaudited)	September 30, 2018
ASSETS
Current Assets
Funds held in attorney trust account	$14,742	$14,742
Deferred stock compensation	0	36,000
Total Current Assets	14,742	50,742

TOTAL ASSETS	$14,742	$50,742

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$18,750	$24,249
Accrued interest	0	1,360
Accrued directors fees	150,000	60,000
Advances from related party	2,250	750
Current portion of notes payable	0	0
Total Current Liabilities	171,000	86,359

Non current portion of notes payable	0	19,950
Total Liabilities	171,000	106,309

Stockholders’ Deficit
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common Stock, $.001 par value, 140,000,000 shares authorized, 115,980,000 shares issued and outstanding	115,980	115,980
Additional paid-in capital	562,587	541,028
Deficit accumulated	(834,825)	(712,575)
Total Stockholders’ Deficit	(156,258)	(55,567)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$14,742	$50,742

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2019 AND 2018

	Three months ended June 30, 2019	Three months ended June 30, 2018	Nine months ended June 30, 2019	Nine months ended June 30, 2018

REVENUES	$0	$0	$0	$0

OPERATING EXPENSES
Stock based compensation	0	27,000	36,000	27,000
Accounting and audit fees	250	250	750	750
Legal fees	0	0	(5,208)	2,000
Directors fees	30,000	30,000	90,000	30,000
General and administrative expenses	0	0	459	5
TOTAL OPERATING EXPENSES	30,250	57,250	122,001	59,755

LOSS FROM OPERATIONS	(30,250)	(57,250)	(122,001)	(59,755)

OTHER INCOME (EXPENSE)
Interest expense	(0)	(598)	(249)	(9,848)
TOTAL OTHER INCOME (EXPENSE)	(0)	(598)	(249)	(9,848)

PROVISION FOR INCOME TAXES	0	0	0	0

NET INCOME (LOSS)	$(30,250)	$(57,848)	$(122,250)	$(69,603)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	115,980,000	114,980,000	115,980,000	114,980,000

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)

FOR THE PERIOD ENDED JUNE 30, 2019

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total
Balance, September 30, 2015	114,980,000	114,980	132,850	$(489,299)	$(241,469)

Net loss for the year ended September 30, 2016	—	—	—	(22,577)	(22,577)
Balance, September 30, 2016	114,980,000	114,980	132,850	(511,876)	(264,046)

Common stock surrendered for voluntary cancellation	(37,000,000)	(37,000)	37,000	0	0
Common stock issued for services	37,000,000	37,000			37,000
Net loss for the year ended September 30, 2017	—	—	—	(67,632)	(67,632)
Balance, September 30, 2017	114,980,000	114,980	169,850	(579,508)	(294,678)
Common stock issued for services	1,000,000	1,000	89,000		90,000
Capital contribution from forgiveness of debt			282,178		282,178
Net income (loss) for the period ended September 30, 2018				(133,067)	149,111
Balance, September 30, 2018	115,980,000	$115,980	$541,028	$(712,575)	$(55,567)
Capital contribution from forgiveness of debt			21,559		21,559
Net income (loss) for the period ended June 30, 2019				(122,250)	(122,250)
Balance, June 30, 2019	115,980,000	$115,980	$562,587	$(834,825)	$(156,258)

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED JUNE 30, 2019 AND 2018

	Nine months ended June 30, 2019	Nine months ended June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(122,250)	$(69,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	36,000	27,000
Changes in assets and liabilities:
Increase (decrease) in accounts payable	84,501	27,547
Increase (decrease) in accrued interest	249	9,848
Increase (decrease) in advance from related party	1,500	0
Increase (decrease) in due from attorney	0	(14,742)
Net Cash Used by Operating Activities	0	(19,950)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intellectual property	0	0
Website development	0	0
Net Cash Used by Investing Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	0	19,950
Net Cash Provided by Financing Activities	0	0

Net Increase (Decrease) in Cash and Cash Equivalents	0	0

Cash and cash equivalents, beginning of period	0	0
Cash and cash equivalents, end of period	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

NON-CASH INVESTING AND FINANCING INFORMATION
Deferred financing costs related to notes payable	$0	$0

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2019

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

JUNE 30, 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Funds held in attorney trust account

The company does not have its own bank account. Funds held in attorney trust account represents fund held on behalf of the Company in trust by its legal counsel.

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

JUNE 30, 2019

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

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following at June 30, 2019 and September 30, 2018:

	June 30, 2019	September 30, 2018

Note payable, secured by assets of the company, bearing interest at 5% due on April 25, 2023	0	19,950
	0	19,950
Less: current portion	(0)	(0)

Total Notes payable	$0	$19,950

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

Interest expense was $249 and $9,848 for the periods ended June 30, 2019 and 2018, respectively.

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

NOTE 4 – CAPITAL STOCK

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

The Company has 115,980,000 and 115,980,000 shares of common stock issued and outstanding as of June 30, 2019 and September 30, 2018 respectively. There are no shares of preferred stock issued and outstanding as of June 30, 2019 and September 30, 2018.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 5 - INCOME TAX

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset. The income tax effects of the Tax Cuts and Jobs Act have been completed in accordance with FASB ASC 740.

The provision for income tax consists of the following components at June 30, 2019 and 2018:

	2019	2018
Current:
Federal income taxes (benefit)	(41,565)	$(23,665)
State income taxes	—	—
Deferred Benefit from net operating loss	—	—
	$(41,565)	$(23,665)

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	2019	2018
Expected tax expense (benefit) using regular rates	$41,565	$23,665
State minimum tax
Valuation allowance	(41,565)	(23,665)
Tax Provision	$—	$—

The Company has loss carry forwards totaling $857,071 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2028 and 2039. The change in control may limit the amount of loss carryforward that may be utilized.

At June 30, 2019 and September 30, 2018, the significant components of the deferred tax assets are summarized below:

	June 30,2019	September 30, 2018
Deferred income tax asset
Net operation loss carryforwards	301,689	260,039
Total deferred income tax asset	301,689	260,039
Less: valuation allowance	(301,689)	(260,039)
Total deferred income tax asset	$—	$—

The federal income tax returns of the Company for 2018 and 2017 are subject to examination by the IRS, generally for three years after they were filed.

.

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

During the period ended June 30, 2019, the Company accrued director’s fees payable of $150,000.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 7 – LIQUIDITY & GOING CONCERN

Alterola has negative working capital, has incurred losses since inception, and has not received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. As of 6/30/2019, the Company had negative working capital of $156,258 and accumulated deficit of $834,825

The ability of Alterola to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

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

Overview

The business plan of the company will no longer be focused on a chewing gum delivery system but it will re-focus its activities to the development of cannabinoid, cannabinoid-like, and non-cannabinoid pharmaceutical active pharmaceutical ingredients (APIs), pharmaceutical medicines made from cannabinoid, cannabinoid-like, and non-cannabinoid APIs and European novel food approval of cannabinoid-based, cannabinoid-like and non-cannabinoid ingredients and products .In addition, the company plans to develop such bulk ingredients for supply into the cosmetic sector.

Because the IP relating to the development of a chewing gum with nutraceutical/functional ingredients is not relevant to the pharmaceutical type operations that the company plans to conduct, the IP surrounding the chewing gum may no longer benefit the company’s operations going forward. While company has not yet decided on the proper disposition of the IP at present, the company will likely divest ownership in the near future.

The new business plan of the company is for the company’s operations to be repositioned as a fully regulatory-compliant pharmaceutical company specializing in the development of the following:

• cannabinoid, cannabinoid-like and non-cannabinoid pharmaceutical active pharmaceutical ingredients (APIs) globally;

• pharmaceutical medicines made from cannabinoid, cannabinoid-like and non-cannabinoid APIs globally;

• European novel food approval of cannabinoid-based, cannabinoid-like and non-cannabinoid ingredients;

• European novel food approval of products containing cannabinoids, cannabinoid-like and non-cannabinoid ingredients; and

• European approval of cosmetic products containing cannabinoids, cannabinoid-like and non-cannabinoid ingredients.

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

In December 2020, the company retained new management and board members that have experience in the pharmaceutical, botanical and nutraceutical industries. Further to this objective, the company is also interested in recruiting key executives and personnel that have experience in the controlled drugs / cannabinoid medicines industry. The focus will be on recruiting outstanding talents that have contributed or can contribute more in the future with the company’s expansion plans.

4

The company also has interest in licensing / acquiring other IP from companies that have IP pertinent to the aforementioned products the company plans to develop. Under consideration are companies that have existing pharmaceutical research and/or development or manufacturing capability or associated IP. Some of these companies have IP which is available to consolidate into our company strategy. These acquisition or in-licensing opportunities have various contributions to facilitate the company to develop ingredients and products for the food and beverage industry in Europe.

Results of Operations for the Three and Nine Months Ended June 30, 2019 and 2018

We have generated no revenues since inception and we do not anticipate earning revenues until such time that we are able to market and sell our products.

We incurred operating expenses of $30,250 for the three months ended June 30, 2019, compared with $57,250 for the three months ended June 30, 2018. We incurred operating expenses of $122,001 for the nine months ended June 30, 2019, compared with $59,755 for the nine months ended June 30, 2018.

Our operating expenses for the nine months ended June 30, 2019 mainly consisted of $90,000 in director fees, and $36,000 in stock based compensation. In comparison, our operating expenses for the nine months ended June 30, 2018 consisted mainly of $30,000 in director fees and $27,000 in stock based compensation.

We recorded no other expenses for the three months ended June 30, 2019, as compared with $598 in interest expense for the three months ended June 30, 2018. We recorded other expense of $249 for the nine months ended June 30, 2019, as compared with $9,848 in interest expense for the nine months ended June 30, 2018.

We recorded a net loss of $30,250 for the three months ended June 30, 2019, compared with a net loss of $57,848 for the three months ended June 30, 2018. We recorded a net loss of $122,250 for the nine months ended June 30, 2019, compared with net income of $69,603 for the nine months ended June 30, 2018.

Liquidity and Capital Resources

As of June 30, 2019, we had $14,742 in current assets and currently liabilities of $171,000. We had a working capital deficit of $156,258 as of June 30, 2019.

We had no operating, investing or financing cash flows to report for the nine months ended June 30, 2019.

Operating activities used $19,950 in cash for the nine months ended June 30, 2018. Our negative operating cash flow during the period was the result of our net loss, offset by adjustments to stock based compensation and an increase in accounts payable.

Financing activities provided $19,950 in cash for the nine months ended June 30, 2018 from proceeds from notes payable.

We had no investing activities to report for the nine months ended June 30, 2018.

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

Off Balance Sheet Arrangements

As of June 30, 2019, we had no off balance sheet arrangements.

5

Going Concern

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $834,825 for the period July 21, 2008 (inception date) through June 30, 2019, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterola Biotech, Inc.

Date:	March __, 2021

By: /s/ Tim Rogers Tim Rogers Title: Chief Executive Officer and Director

Date:	March __, 2021

By: /s/ Larson Elmore Larson Elmore Title: Interim Chief Financial Officer, Vice Chairman, Secretary and Director

8