Form 10-K
period 2019-09-30
ALTEROLA BIOTECH INC.
filed 2021-03-26
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-156091

Alterola Biotech, Inc.
(Exact name of registrant as specified in its charter)

Nevada	82-1317032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

47 Hamilton Square Birkenhead Merseyside United Kingdom	CH41 5AR
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: +44 151 601 9477
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not applicable
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

Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 754,280,000 shares as of March 17, 2021 .

1

PART I

Item 1. Business

Our Business

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

• European novel food approval of products containing cannabinoids, cannabinoid-like and non-cannabinoid ingredients; and

• Supply of cosmetic ingredients to potential customers who may develop products containing cannabinoids, cannabinoid-like and non-cannabinoid ingredients

The controlled drugs / cannabinoid pharmaceutical market worldwide has experienced exponential growth over the past few years in the development of cannabinoid medicines. It is Alterola’s intention to develop ingredients and products on a global basis, fully compliant with the appropriate international laws and regulations and also compliant with the relevant national laws and regulations on a territory-by-territory basis.

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

The company also has interest in licensing / acquiring other IP from companies that have IP pertinent to the aforementioned products the company plans to develop. Under consideration are companies that have existing pharmaceutical research and/or development or manufacturing capability or associated IP. Some of these companies have IP which is available to consolidate into our company strategy. These acquisition or in-licensing opportunities are expected to facilitate the company to develop API and medicines globally and food-grade ingredients and products for the food and beverage industry in Europe.

Acquisition of ABTI Pharma

On January 19, 2021, we entered into an Stock Transfer Agreement (the “Agreement”) with ABTI Pharma Limited, a company registered in England and Wales (“ABTI Pharma”), pursuant to which the Company will acquire all of the outstanding shares of capital stock of ABTI Pharma from its shareholders in exchange for 600,000,000 shares of the Company pro rata to the ABTI Pharma shareholders. The shares have been issued in anticipation of the closing and the transaction will close upon the ABTI Pharma Limited Shares being transferred to the company which will occur upon the filing by the company of its outstanding annual report and form 10 k for 2019, and its quarterly reports for 2020, that are anticipated to be filed by March 30th2021.

Pursuant to the Agreement, from the date of execution, the Company will provide funding to ABTI Pharma to pay for operating expenses including salaries, office expenses and additional expenses or projects in the amount of US$500,000 within fifteen (15) days from closing the Agreement and shall fund an additional US $200,000 every 30 days thereafter until a total funding of US $1,100,000 has been delivered.

Further under the Agreement, Alterola will endeavor to raise a total of at least $50,000,000 with $45,000,000 in net proceeds and Alterola will arrange an underwriting commitment of the first ($25,000,000 USD) to be funded at a price of not less than $1.00 per share within 45 days of execution of the Agreement.

As part of the Agreement, Amsterdam Café Holdings Limited has agreed to cancel and return to the Company 200,000,000 shares it holds and Bulls Run Investments Limited will be issued 19,100,000 shares of common stock.

Operations of ABTI Pharma

We have entered into an agreement to acquire ABTI Pharma Limited, with the closing expected as outlined above. ABTI Pharma Limited is a UK-based pharmaceutical company developing cannabinoid, cannabinoid-like, and non-cannabinoid pharmaceutical active pharmaceutical ingredients (APIs), pharmaceutical medicines made from cannabinoid, cannabinoid-like, and non-cannabinoid APIs and targeting European novel food approval of cannabinoid-based, cannabinoid-like and non-cannabinoid ingredients and products .In addition, the company is seeking to develop such bulk ingredients for supply into the cosmetic sector.

ABTI Pharma Ltd is a UK-based pharma company working with cannabinoid and cannabinoid like molecules. It has three areas of focus:

1) Development of regulated pharmaceuticals (human and animal health) and regulated food products. This has been achieved via the strategic acquisition of Phytotherapeutix Ltd.

2) Production of low cost of goods Active Pharmaceutical Ingredient (API) and food-grade ingredients (supported by the strategic acquisition of Ferven Ltd, and

3) Formulation, and drug delivery, providing improved bioavailability, solubility and stability (supported by the exclusive licensing of IP and technology from Nano4M Ltd).

Phytotherapeutix Ltd, is a company which has been acquired, which has generated a number of IP-protected molecules with demonstrable pharmacological activity, similar to that of CBD. This means these molecules are anticipated to have a similar market potential to CBD across a range of therapeutic areas.

Ferven Ltd, is a company, which is looking to produce cannabinoids by fermentation. The exclusively licensed gene modified organism has the potential to produce multiple cannabinoids at a very low cost of goods. The selected organisms grow very quickly, which in turn, reduces the cost of production.

Nano4M Ltd is a company which has exclusively licensed its nano-formulation patents and know-how to ABTI Pharma Ltd.

Additionally, in principle agreements have been reached to bring a number of other IP-protected technologies into Alterola via the deal with ABTI Pharma.

ABTI Pharma management has extensive proven experience, knowhow and connections in the cannabinoid medicines sector, and is looking to utilize this knowledge and experience for the development of such medicines from existing cannabinoids.

Competition

Pharmaceutical Sector

The cannabinoid-based and cannabinoid-like pharmaceutical medicine research and development sector and is and will likely remain competitive. In general, the biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary drugs / medicines.

We expect that Alterola will be required to compete with a variety of multinational pharmaceutical companies and specialized biotechnology companies, as well as drugs and processes being developed at universities and other research institutions. Our competitors may develop or may already have developed drugs comparable or competitive with our pipeline drug candidates. Competitive therapeutic treatments for diseases, disorders and medical conditions that are included in our pipeline development projects have already been approved by the pharmaceutical regulatory bodies around the world (e.g. FDA, EMA etc.) and used / prescribed by the medical community and any new treatments that may enter the market would face fierce competition.

We are aware of a number of companies that are engaged in cannabinoid-based drug development. In addition, several other U.S.-based companies are in early stage discovery and preclinical development utilizing synthetic and/or plant-derived CBD and/or THC.

Non-Pharmaceutical Sector

Due to Federal regulation, it is not currently possible to develop THC or CBD-containing products for non-pharmaceutical use (e.g. as food ingredients or dietary supplements). However, it is possible to develop cannabinoid-containing ingredients and products in the food sector in Europe through the Novel Food Approvals route.

Again this sector is and will likely remain competitive in territories where it is legal to develop and sell such products. Further it is also possible to develop cannabinoid-containing ingredients in the cosmetics sector.

For both pharmaceutical and non-pharmaceutical markets, established companies may have a competitive advantage due to their size and experiences, positive cash flows and institutional networks. Many of our pharma and non-pharma competitors may have significantly greater financial, technical and human resources than we do. Due to these factors, our competitors may have a range of competitive advantages and may obtain regulatory approval of their active pharmaceutical ingredient (API), or medicines; or food ingredients or food products or cosmetic ingredients before we are able to develop or commercialize our pharma or non pharma active ingredients or products. Our competitors may also develop ingredients or products that are safer, more effective, more widely used and less expensive than ours. Furthermore, some of these competitors may make acquisitions or establish collaborative relationships among themselves or with third parties to increase their ability to rapidly gain market share and/or increase their ingredient or product lines.

Mergers and acquisitions in the pharmaceutical and biotechnology and non-pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors. Smaller and other early-stage companies, such as ours, may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. We aim to compete with large and small companies in recruiting and retaining qualified scientific, management and commercial personnel, and using our management knowhow and expertise in the sector to develop ingredients and products in a compliant manner, as well as in acquiring technologies complementary to our development programs.

Intellectual Property:

Through the acquisition of ABTI Pharma, Alterola is expected to acquire ABTI Pharma’s IP portfolio, which includes:

1) IP including patent applications pertaining to novel compounds for development of pharmaceutical drug candidates and their therapeutic use;

2) IP (including organisms, protocols and knowhow) pertaining to low cost of goods production of Active Pharmaceutical Ingredient (API) and food-grade ingredients; and

3) IP including granted patents pertaining to particle engineering technology, formulation, and drug delivery technologies, which will provide improved drug performance.

In addition, ABTI Pharma have terms agreed to bring in additional complimentary technologies with incumbent IP.

Regulatory Matters

Pharmaceuticals

USA

As a development stage company that intends to have its pipeline drug candidates approved in the U.S., we are subject to extensive regulation by regulatory agencies. The U.S. Food, Drug, and Cosmetic Act and its implementing regulations set forth, among other things, requirements for the research, testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record keeping, reporting, distribution, import, export, advertising and promotion of our drugs (medicines). Generally, our activities in other countries will be subject to regulations that are similar in nature and scope as those in the United States, although there can be important differences. Additionally, some significant aspects of regulation in the European Union are addressed in a centralized way through the European Medicines Agency (“EMA”) and the European Commission, but country-specific regulation remains essential in many respects. The process of obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be successful.

Given that the active ingredients present in our APIs, food ingredients and cosmetic ingredients are in some cases considered to be controlled substances in certain jurisdictions / territories, there are additional regulations which are applicable to the research, development, import, receipt, possession, storage, preparation, extraction, synthesis, biosynthesis, manufacture, processing, analysis, release, formulation, dispensing, packaging and labelling, import/export, transport, commercialization, advertising and supply / distribution of Controlled Substances. This means that Alterola needs to be compliant with competent authorities such as the DEA (USA), The Home Office (UK) and the corresponding authorities in each country.

We intend to conduct some of our research and development relating to our drug candidates in the United States, at which time, our research and development, future manufacturing, distribution and sale of our drugs will become subject to the United States Federal Controlled Substances Act of 1970 and regulations promulgated thereunder. While cannabis is a Schedule I controlled substance, drugs approved for medical use in the United States that contain cannabis or cannabis extracts must be placed in Schedules II-V, since approval by the FDA satisfies the “accepted medical use” requirement. If any of our pipeline drug candidates will receive approval by the FDA, it must be listed by the DEA as a Schedule II or III controlled substance to be allowed for commercialization. Consequently, the manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use of our future drugs will be subject to a significant degree of regulation by the DEA. In addition, individual states in the United States have also established controlled substance laws and regulations. Though state-controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule our drugs.

Europe

It is the company’s intention have its pipeline drug candidates approved in countries in addition to the USA and hence we are subject to extensive regulation by other international regulatory agencies, and the applicable local laws and regulations.

Similarly to the U.S. Food, Drug, and Cosmetic Act in the USA and its implementing regulations, there are similar laws and regulations in Europe for the research, testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record keeping, reporting, distribution, import, export, advertising and promotion of our drugs (medicines). Again, our activities in Europe will be subject to regulations that are similar in nature and scope as those in the United States, although there can be important differences.

Our pipeline candidates may be developed or approved through the Centralized Procedure or Decentralized Procedure through the European Medicines Agency (“EMA”) and the European Commission; however it should be noted that country-specific regulation remains essential in many respects. The process of obtaining regulatory marketing approvals and the subsequent compliance with the appropriate national, federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be successful.

Again, given that the active ingredients present in our APIs, food ingredients and cosmetic ingredients are in some countries are considered to be controlled substances in certain European jurisdictions / territories, there are additional regulations which are applicable to the research, development, import, receipt, possession, storage, preparation, extraction, synthesis, biosynthesis, manufacture, processing, analysis, release, formulation, dispensing, packaging and labelling, import/export, transport, commercialisation, advertising and supply / distribution of Controlled Substances. This means that Alterola needs to be compliant with each competent authority in each European country as applicable.

Japan

It is the company’s intention have its pipeline drug candidates in due course approved in Japan and hence we are subject to extensive regulation by the pharmaceutical regulatory authority of Japan is the Pharmaceutical and Food Safety Bureau (PFSB) of the Japanese Ministry of Health, Labor and Welfare (MHLW), and the Japanese applicable local laws and regulations.

Japan has its own laws and regulations for the research, testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record keeping, reporting, distribution, import, export, advertising and promotion of our drugs (medicines).

Again, given that the active ingredients present in our APIs, food ingredients and cosmetic ingredients are in some countries are considered to be controlled substances in Japan, there are additional regulations which are applicable to the research, development, import, receipt, possession, storage, preparation, extraction, synthesis, biosynthesis, manufacture, processing, analysis, release, formulation, dispensing, packaging and labelling, import/export, transport, commercialization, advertising and supply / distribution of Controlled Substances. This means that Alterola needs to be compliant with the Japanese competent authority requirements.

Rest of the World

It is the company’s intention have its pipeline drug candidates in due course approved in other countries around the world (Rest of World) and hence we are subject to extensive regulation by the various national pharmaceutical regulatory authorities which govern the various countries, and the applicable local laws and regulations.

Different countries have different laws and regulations for the research, testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record keeping, reporting, distribution, import, export, advertising and promotion of our drugs (medicines).

Again, given that the active ingredients present in our APIs, food ingredients and cosmetic ingredients are in some countries are considered to be controlled substances in some countries, there are additional regulations which are applicable to the research, development, import, receipt, possession, storage, preparation, extraction, synthesis, biosynthesis, manufacture, processing, analysis, release, formulation, dispensing, packaging and labelling, import/export, transport, commercialization, advertising and supply / distribution of Controlled Substances. This means that Alterola needs to be compliant with each competent authority in each country as applicable.

The Regulatory Process for the approval of New Medicines

The company operate in a highly controlled new drugs / medicines regulatory environment. Strict regulations establish requirements relating to demonstration of quality, safety and efficacy of a medicine. Regulations also cover preclinic and clinical research and development, manufacturing and reporting procedures, both pre- and post-approval. Failure to comply with regulations can result in stringent sanctions, including product recalls, withdrawal of approvals, seizure of products and criminal prosecution. Further, many countries have stringent regulations relating to the possession and use of cannabis or cannabinoid or cannabis-based medicines.

Before obtaining regulatory approvals for the commercial sale of our future drug candidates, we must demonstrate that the proposed medicine demonstrates quality, safety and efficacy. From a quality perspective this is done through demonstrating appropriate chemistry and manufacturing controls (CMC), and from a safety and efficacy perspective, this is done through demonstrating that our drug candidates are safe and effective in preclinical studies and clinical trials.. Historically, the results from preclinical studies and early clinical trials often have not accurately predicted results of later clinical trials. In addition, many pharmaceuticals have shown promising results in clinical trials but subsequently failed to establish sufficient safety and efficacy results to obtain necessary regulatory approvals.

We expect to incur substantial expense for, and devote a significant amount of time to, the development of quality ingredients and products as well as preclinical studies and clinical trials. Many factors can delay the commencement and rate of completion of clinical trials, including the inability to recruit patients at the expected rate, the inability to follow patients adequately after treatment, the failure to manufacture sufficient quantities of materials used for clinical trials, and the emergence of unforeseen safety issues and governmental and regulatory delays. If a drug candidate fails to demonstrate safety and efficacy in clinical trials, this failure may delay development of other drug candidates and hinder our ability to develop and / or conduct related preclinical studies and clinical trials. Additionally, if we have pipeline candidate failures, we may also be expected to experience challenges, delays or even the inability to obtain additional financing at acceptable terms and conditions.

Governmental authorities in all major markets require that a new drug be approved or exempted from approval before it is marketed, and have established high standards for technical appraisal, which can result in an expensive and lengthy approval process. The time to obtain approval of a new medicine or indication varies by country and some drugs are never approved. The lengthy process of conducting new product or formulation development, preclinical studies and clinical trials, seeking approval and the subsequent compliance with applicable statutes and regulations, if approval is obtained, are very costly and require the expenditure of substantial resources.

United States

In the United States, the Public Health Service Act and the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the safety and effectiveness standards for our drugs and the raw materials and components used in the production of, testing, manufacture, labeling, storage, record keeping, approval, distribution, advertising and promotion of drug candidates on a product-by-product basis.

Preclinical tests include in vitro and in vivo evaluation of the drug candidate, including animal studies to assess potential safety and efficacy. Certain preclinical tests must be conducted in compliance with good laboratory practice regulations. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring them to be replicated. In addition, non-clinical studies (Chemistry and Manufacturing Controls, CMC) are undertaken to evaluate a new drug’s chemistry, and to determine the active ingredients’ and finished product formulation’s stability and batch-to-batch reproducibility.

After laboratory analysis and preclinical testing, a Sponsor files an Investigational New Drug Application, or IND, to begin clinical development (clinical trials in humans). Typically, a manufacturer conducts a three-phase human clinical development program which itself is subject to numerous laws and regulatory requirements, including adequate monitoring, reporting, record keeping and informed consent. In Phase I, small clinical trials are conducted to determine the safety and tolerability of drug candidates. In Phase II, clinical trials are conducted to assess safety and gain preliminary evidence of the efficacy of drug candidates, and to determine appropriate dose ranges in patients with the target indication. In Phase III, clinical trials are conducted in appropriate patient populations to provide sufficient data for the statistically valid evidence of safety and efficacy. The time and expense that will be required for us to perform this clinical development can vary and is substantial. We cannot be certain that we will successfully complete Phase I, Phase II or Phase III clinical trials within any specific period, if at all. Furthermore, the FDA, the IRB are responsible for approving and monitoring the clinical trials at a given site, the Data Safety Monitoring Board, where one is used, or we may suspend the clinical trials at any time on various grounds, including a finding that subjects or patients are exposed to unacceptable health risk. Given that a number of our clinical trials are likely to be performed using drug candidates containing controlled substances, there is the added requirement for compliance with DEA regulations (or equivalent competent authority in ex-US countries where the preclinical studies and clinical trials may be conducted). DEA requirements for State and Federal DEA Registration for receipt, storage and dispensing of controlled substances vary from state to state and the DEA Registration process can be lengthy and requirement multiple site visits by DEA personnel. This is further complicated if the controlled substance needs temperature regulation as well as controlled access / storage. Failure to gain or delay to gaining the necessary DEA registrations at one or more non-clinical (CMC), laboratory or manufacturing or packaging or labelling sites. preclinical study sites, analytical laboratories or clinical trial sites may delay the delivery of materials to key stakeholders. For example, delay of delivery of investigational product to a clinical trial site, may ultimately delay the initiation, conduct or completion of clinical trials critical for the approval of the product. These failures or delays may delay also the development of other drug candidates and hinder our ability to develop and / or conduct related preclinical studies and clinical trials. Additionally, if we have failures or delays in DEA registrations in pivotal or critical programs, we may also be expected to experience challenges, delays or even the inability to obtain additional financing at acceptable terms and conditions.

If the clinical data from these clinical trials (Phases I, II and III) are deemed to support the safety and effectiveness of the drug candidate for its intended use, and the preclinical and quality data are also acceptable, then we may proceed to seek to file with the FDA, a New Drug Application, or NDA, with the US FDA seeking approval to market a new drug for one or more specified intended uses. We have not completed our non-clinical (CMC) studies or preclinical studies or clinical trials for any candidate drug for any intended use and therefore, we cannot ascertain whether the clinical data will support and justify filing an NDA. Nevertheless, if and when we are able to ascertain that the clinical data supports and justifies filing an NDA, we intend to make such appropriate filing.

The purpose of the NDA is to provide the FDA with sufficient information so that it can assess whether the candidate drug has a positive benefit / risk profile and whether it should approve the drug candidate for marketing for specific intended uses.

The fact that the FDA has previously granted a candidate drug an IND, or designated a drug as an orphan drug for a specific intended use, or granted it Breakthrough status, or fast track status or an expedited review does not mean that the drug has been approved for marketing. Only after an NDA has been approved by the FDA is marketing allowed. A request for orphan drug status (orphan drug designation) must be filed before the NDA is filed. The orphan drug designation, though, provides certain benefits, including a seven-year period of market exclusivity subject to certain exceptions.

The NDA normally includes, but is not limited to, sections describing the quality safety and efficacy of the medicine. The quality section describes the chemistry, manufacturing, and controls, the preclinical (non-clinical) section describes the non-clinical pharmacology, safety pharmacology, drug metabolism and pharmacokinetics (DMPK) and toxicology, human pharmacokinetics and bioavailability, , and the clinical section describes the efficacy and safety results of the clinical trials, and the proposed labeling which contains, among other things, the intended uses of the candidate drug. Importantly for drug candidates containing controlled substances, studies investigating the medicine’s potential for abuse are also undertaken and reported.

We cannot take any action to market any new drug or biologic drug in the United States until our appropriate marketing application has been approved by the FDA. The FDA has substantial discretion over the approval process and may disagree with our interpretation of the data submitted. The process may be significantly extended by requests for additional information or clarification regarding information already provided. As part of this review, the FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians. Satisfaction of these and other regulatory requirements typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the drug. Government regulation may delay or prevent marketing of potential drugs for a considerable period and impose costly procedures on our activities. We cannot be certain that the FDA or other regulatory agencies will approve any of our drugs on a timely basis, if at all. Success in preclinical or early stage clinical trials does not assure success in later-stage clinical trials. Even if a drug receives regulatory approval, the approval may be significantly limited to specific indications or uses and these limitations may adversely affect the commercial viability of the drug / medicine. Delays in obtaining, or failures to obtain regulatory approvals, would have a material adverse effect on our business.

Even after we obtain FDA approval, we may be required to conduct further studies which may be additional preclinical studies or clinical trials (e.g. Phase IV trials) and provide additional data on safety and effectiveness. We are also required to gain separate approval for the use of an approved drug as a treatment for indications other than those initially approved. In addition, side effects or adverse events that are reported during clinical trials can delay, impede or prevent marketing approval. Similarly, adverse events that are reported after marketing approval can result in additional limitations being placed on the drug’s use and, potentially, withdrawal of the drug from the market. Any adverse event, either before or after marketing approval, can result in product liability claims against the company.

As an alternate path for FDA approval of new indications or new formulations of previously-approved drugs, a company may file a Section 505(b)(2) NDA, instead of a “stand-alone” or “full” NDA. Section 505(b)(2) of the Food, Drug, and Cosmetic Act was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Amendments. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Some examples of drugs that may be allowed to follow a 505(b)(2) path to approval are drugs that have a new dosage form, strength, route of administration, formulation or indication. The Hatch-Waxman Amendments permit the applicant to rely upon certain published nonclinical or clinical studies conducted for an approved drug or the FDA’s conclusions from prior review of such studies. The FDA may require companies to perform additional studies or measurements to support any changes from the approved drug. The FDA may then approve the new drug for all or some of the labeled indications for which the referenced listed drug has been approved, as well as for any new indication supported by the NDA. While references to nonclinical and clinical data not generated by the applicant or for which the applicant does not have a right of reference are allowed, all development, process, stability, qualification and validation data related to the manufacturing and quality of the new drug must be included in an NDA submitted under Section 505(b)(2).

To the extent that the Section 505(b)(2) applicant is relying on the FDA’s conclusions regarding studies conducted for an already approved drug, the applicant is required to certify to the FDA concerning any patents listed for the approved drug in the FDA’s “Orange Book” publication. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new drug. The Section 505(b)(2) application also will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the reference drug has expired. Thus, the Section 505(b)(2) applicant may invest a significant amount of time and expense in the development of its drugs only to be subject to significant delay and patent litigation before its drugs may be commercialized.

In addition to regulating and auditing human clinical trials, the FDA regulates and inspects equipment, facilities, laboratories and processes used in the manufacturing and testing of such drugs prior to providing approval to market a drug.

Orphan Drug Designation in the U.S.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States. If the disease or condition affects more than 200,000 individuals in the United States, orphan drug designation may nevertheless be available if there is no reasonable expectation that the cost of developing and making the drug would be recovered from sales in the United States. In the United States, a drug that has received orphan drug designation is eligible for financial incentives, such as opportunities for grant funding towards clinical trial costs, tax credits for certain research and user fee waivers under certain circumstances. The Orphan Drug Act provides that, if a designated drug is approved for the rare disease or condition for which it was designated, the approved drug will be granted seven years of orphan drug exclusivity, which means the FDA generally will not approve any other application for a drug containing the same active moiety for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the drug with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition.

Orphan drug designation must be requested before submission of an application for marketing approval. Products that qualify for orphan designation may also qualify for other FDA programs that are intended to expedite the development and approval process and, as a practical matter, clinical trials for orphan products may be smaller, simply because of the smaller patient population. Nonetheless, the same approval standards apply to orphan-designated products as for other drugs. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Europe

The drug development process in Europe is essentially the same as that required to develop drugs in an acceptable manner, in that a drug must meet the requirements for quality safety and efficacy. The international regulators (including the FDA) have a system which allows them to mutually recognize the standards of drug development. This is called the ICH standard (international Conference on Harmonization). This avoids the need for pharmaceutical companies to repeat their costly drug development programs for different jurisidctions / international territories. There are nuances between the requirements of the USA, Europe and Japan – but the standards to which development programs must be conducted are essentially the same.

There are essentially three mechanisms for obtaining a marketing authorization (MA) in Europe

1) the Centralized Procedure

2) the De-Centralized Procedure

3) the Mutual Recognition Procedure

Centralized Procedure (CP)

The advantage of the centralized procedure is that it requires a single application which, if successful, results in a single marketing authorization with the same product information available in all EU languages and valid in all EU countries, as well as Iceland, Liechtenstein, and Norway. The scientific assessment of the marketing authorization application is carried out by the Committee on Human Medicinal Products (CHMP). The scientific review process consists of alternating periods of active evaluation and periods during which the clock is stopped in order to give the applicant time to resolve any issues identified during the evaluation. In total, the duration of the process is up to 210 ‘active’ days before an opinion is issued by the CHMP. Once an opinion has been given, it is forwarded to the European Commission which then has 67 days to issue a legally binding decision on the marketing authorization. Once a marketing authorization has been granted, the applicant can start to market the medicine in any EU Member State of its choice. However, in practice before a medicine is marketed, it will be subject to pricing negotiations and a review of its cost-effectiveness. This is carried out at national level by Member States to determine reimbursement criteria. Initially, the centralized procedure was mandatory only for biotechnology medicines, as was the case with the previous concertation procedure. Over time, however, the mandatory scope of the centralized procedure has been gradually expanded and by 2005, it included orphan medicines (medicines for rare diseases) as well as human medicines that contain a new active substance (not previously authorized in the Union before 20 November 2005) and that are intended for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions, and viral diseases. In 2009, the centralized procedure also became mandatory for advanced therapy medicines. The centralized procedure is also optional for other medicines that contain a new active substance not authorized in the Union before 20 November 2005, and for products which are considered to be a significant therapeutic, scientific, or technical innovation, or for which an EU-wide authorization is considered to be in the interests of public health.

The Decentralized Procedure (DCP)

In the decentralized procedure, the applicant chooses one country as the reference Member State when making its application for marketing authorization. The chosen reference Member State then prepares a draft assessment report that is submitted to the other Member States where approval is sought for their simultaneous consideration and approval. In allowing the other Member States access to this assessment at an early stage, any issues and concerns can be dealt with quickly without delay, which sometimes is known to occur with the mutual recognition procedure (MRP, see below). Compared with the MRP, the decentralized procedure has the advantage that the marketing authorization in all chosen Member States is received simultaneously, enabling simultaneous marketing of the medicine and reducing the administrative and regulatory burden.

The Mutual Recognition Procedure (MRP)

The mutual recognition procedure has been in place since 1995 and evolved from the multi-state licensing procedure. The applicant must initially receive national approval in one EU Member State, referred to as the “Reference Member State” (RMS) and then seek approval for the medicine in other, so-called ‘Concerned Member States’ in a second step based on the assessment done in the RMS. This process has significant differences from the former multi-state licensing procedure, notably the requirement that disagreements between Member States must now be resolved at EU level. Disagreements are handled by the Co-ordination Group for Mutual Recognition and Decentralized Procedures – Human (CMDh), a body representing Member States, which is responsible for any questions in two or more Member States relating to the Marketing Authorization (MA) of a medicinal product approved through the mutual recognition or the decentralized procedure. If there is a disagreement between Member States on grounds of a potential serious risk to public health, the CMDh considers the matter in order to reach an agreement within 60 days. If resolution is not possible by the CMDh, the procedure is referred to the CHMP in a procedure called a referral. The CHMP will then carry out a scientific assessment of the relevant medicine on behalf of the EU. In contrast to the previous (multi-state) procedure, the outcome of the CHMP is binding on the Member States involved once it has been adopted by the European Commission. The timelines for assessment by CHMP is 60 days. Since the introduction of the decentralized procedure, the mutual recognition procedure is used for extending existing marketing authorizations to other countries.

There are other nuances to Marketing Authorization approval of medicines in Europe compared with the FDA. For example a Pediatric Investigation Plan (PIP) is a development plan aimed at ensuring that the necessary data are obtained through studies in children, to support the authorization of a medicine for children. All applications for marketing authorization for new medicines have to include the results of studies as described in an agreed PIP, unless the medicine is exempt because of a deferral or waiver.

In the European Union, it is also possible to obtain an orphan drug designation for a pipeline drug candidate. This also entitles a company to financial incentives such as a reduction of fees or fee waivers and ten years of market exclusivity following drug approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the drug is sufficiently profitable not to justify maintenance of market exclusivity. The definition of what qualifies as a rare disease in Europe is slightly different to the USA definition.

To qualify for orphan designation in Europe, a medicine must meet a number of criteria:

  it must be intended for the treatment, prevention or diagnosis of a disease that is life-threatening or chronically debilitating;
  the prevalence of the condition in the EU must not be more than 5 in 10,000 or it must be unlikely that marketing of the medicine would generate sufficient returns to justify the investment needed for its development;
  no satisfactory method of diagnosis, prevention or treatment of the condition concerned can be authorized, or, if such a method exists, the medicine must be of significant benefit to those

As with the USA, European Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

In the same way that there is no guarantee than any medicines developed by Alterola will be approved in the USA, there is similarly no guarantee that any of Alterola’s medicines will be approved in Europe.

Non-Pharmaceuticals

Food, Drinks & Dietary Supplements

USA

According to the FDA, it is currently illegal to market THC or CBD by adding it to a food or labeling it as a dietary supplement. Based on available evidence, FDA has concluded that THC and CBD products are excluded from the dietary supplement definition under section 201(ff)(3)(B) of the FD&C Act [21 U.S.C. § 321(ff)(3)(B)]. Under that provision, if a substance (such as THC or CBD) is an active ingredient in a drug product that has been approved under section 505 of the FD&C Act [21 U.S.C. § 355], or has been authorized for investigation as a new drug for which substantial clinical investigations have been instituted and for which the existence of such investigations has been made public, then products containing that substance are excluded from the definition of a dietary supplement. FDA considers a substance to be "authorized for investigation as a new drug" if it is the subject of an Investigational New Drug application (IND) that has gone into effect. Under FDA’s regulations (21 CFR 312.2), unless a clinical investigation meets the limited criteria in that regulation, an IND is required for all clinical investigations of products that are subject to section 505 of the FD&C Act.

There is an exception to section 201(ff)(3)(B) if the substance was "marketed as" a dietary supplement or as a conventional food before the drug was approved or before the new drug investigations were authorized, as applicable. However, based on available evidence, FDA has concluded that this is not the case for THC or CBD.

FDA is not aware of any evidence that would call into question its current conclusions that THC and CBD products are excluded from the dietary supplement definition under section 201(ff)(3)(B) of the FD&C Act. FDA continues to review information that is submitted to FDA on this issue, but to date this has not caused FDA to change their conclusions.

Given the legal / regulatory situation at present in the USA, at this time, Alterola will not be looking to commercialize cannabinoid-containing ingredients or products in the food, drinks or dietary supplements sector in the USA.

Europe - Novel Food Application (Europe)

Under EU regulations, any food that was not consumed “significantly” prior to May 1997 is considered to be a “Novel Food”. The category covers new foods, food from new sources, new substances used in food as well as new ways and technologies for producing food. There is a specific procedure for gaining a Novel Food Approval in Europe.

The novel food status of CBD extracts was confirmed in January 2019. This means that applicants need to apply for authorisation of CBD extracts and isolates using the procedure for full applications (rather than a traditional food) outlined in the European Food Standards Agency (EFSA) guidance.

In general, the process is as follows: (1) The applicant submits a Novel Food application; (2) the application is reviewed and if compliant validated by the European Commission to see if it falls within the scope of Novel Food Regulation (EU) 2015 / 2283 (EC validity check); (3) the European Food Standards Agency (EFSA) undertakes a suitability check to see if the application fulfils the requirements of article 10(2) of (EU) 2015 / 2283; (4) EFSA reviews and performs a risk assessment and gives an opinion within 9 months of receipt of a valid application (5) the EC drafts an implementing act authorizing the placement on the market of a Novel Food and updating the EU list, within 7 months of the EFSA opinion. This process can take approximately 18 months from receipt of a valid application.

Given the legal and regulated process in Europe, Alterola intends to submit Novel Food applications for cannabinoid-containing ingredients and / or products in the food, drinks or dietary supplements sector in Europe, where it is legal to do so. It may be several years before we can obtain approval and commence commercialization of such ingredients, if ever.

Rest of the World (RoW)

Given the varying legal and regulated processes for regulatory approval of for cannabinoid-containing ingredients and / or products in the food, drinks or dietary supplements sector in countries outside of the USA and Europe, Alterola will consider gaining such approval in countries / territories where it is legal to do so. These will be considered on a case-by-case basis as appropriate. It may be several years before we can obtain approval and commence commercialization of such ingredients, if ever.

Cosmetics

 USA

A cosmetic is defined in the Food, Drug and Cosmetics Act 201(i) as "(1) articles intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body or any part thereof for cleansing, beautifying, promoting attractiveness, or altering the appearance, and (2) articles intended for use as a component of any such articles; except that such term shall not include soap."

Under the FD&C Act, cosmetic products and ingredients are not subject to premarket approval by FDA, except for most color additives. Certain cosmetic ingredients are prohibited or restricted by regulation, but currently that is not the case for any cannabis or cannabis-derived ingredients. Ingredients not specifically addressed by regulation must nonetheless comply with all applicable requirements, and no ingredient – including a cannabis or cannabis-derived ingredient – can be used in a cosmetic if it causes the product to be adulterated or misbranded in any way. A cosmetic generally is adulterated if it bears or contains any poisonous or deleterious substance which may render it injurious to users under the conditions of use prescribed in the labeling, or under such conditions of use as are customary or usual (section 601(a) of the FD&C Act [21 U.S.C. § 361(a)]).

Alterola may choose to supply active ingredient(s) to cosmetic companies within the USA where it is legal to do so. However, although the company is focussed upon producing low cost of goods ingredients, there is no guarantee that the company will be able to produce cosmetic ingredients at the purity required of at a cost of goods which will enable the company to compete within other suppliers of cosmetic ingredients to cosmetic companies. Alterola has no intention in producing its own cosmetic products. It may be several years before we can obtain approval and commence commercialization of such ingredients, if ever.

Europe

The use of CBD in cosmetics is harmonised within the European Cosmetic Regulation 1223/2009 , under entry 306 ‘Narcotics, natural and synthetic’ of Annex II , and has been for some time. The regulation prohibits use of cannabis and cannabis extracts in cosmetics, as they are banned substances in Schedule I of the 1961 Single Convention on Narcotic Drugs. However, CBD specifically is not referenced in this convention. At the beginning of 2019, the European Commission (EC) added two entries to its database of cosmetics ingredients for CBD to differentiate between: CBD “derived from extract or tincture or resin of cannabis” and CBD “synthetically produced”. Both entries contain the same text: “Cannabidiol (CBD) as such, irrespective of its source, is not listed in the Schedules of the 1961 Single Convention on Narcotic Drugs. However, it shall be prohibited from use in cosmetic products (II/306) if it is prepared as an extract or tincture or resin of Cannabis in accordance with the Single Convention. Please note that national legislations on controlled substances may also apply.” Essentially, use of naturally-derived CBD from cannabis plants is prohibited in the EU but use of hemp-derived or synthetically-produced CBD is allowed. However, the Single Convention’s banned ingredients list does not include cannabis seeds or leaves without tops, meaning use of CBD derived from these parts of the cannabis plant is not currently prohibited.

It is Alterola’s intention to supply active ingredient(s) to cosmetic companies within the EU where it is legal to do so. However, although the company is focussed upon producing low cost of goods ingredients, there is no guarantee that the company will be able to produce cosmetic ingredients at the purity required of at a cost of goods which will enable the company to compete within other suppliers of cosmetic ingredients to cosmetic companies. Alterola has no intention in producing its own cosmetic products. It may be several years before we can obtain approval and commence commercialization of such ingredients, if ever.

Rest of the World (RoW)

Given the varying legal and regulated processes for regulatory approval of for cannabinoid-containing ingredients and / or products in the cosmetic sector in countries outside of the USA and Europe, Alterola will consider gaining such approval in countries / territories where it is legal to do so. These will be considered on a case-by-case basis as appropriate.

Employees

At present, we have no other employees other than our officers and directors. They oversee all responsibilities in corporate administration, business development and research. If finances permit, however, we intend to expand our current management to retain skilled directors, officers and employees with experience relevant to our business focus.

Item 1A. Risk Factors

Risks Relating to Drug Development

Our future success will largely depend on the success of our drug candidates, which development will require significant capital resources and years of clinical development effort.

We currently have no drug products on the market, and none of our drug development projects / pipeline drug candidates has reached preclinical study or clinical trial status. Our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of our pipeline drug candidates. Investors need to be aware that substantial additional investments including clinical development and regulatory approval efforts will be required before we are permitted to market and commercialize our pipeline drug candidates, if ever. It may be several years before we can commence clinical trials, if ever. Any clinical trial will be subject to extensive and rigorous review and regulation by numerous government authorities in the United States, the European Union, and other jurisdictions where we intend, if approved, to market our pipeline drug candidates. Before obtaining regulatory approvals for any of our pipeline drug candidates, we must demonstrate through preclinical testing and clinical trials that the pipeline drug candidate is safe and effective for its specific application. This process can take many years and may include post-marketing studies and surveillance, which would require the expenditure of substantial resources. Of the large number of drugs in development for approval in the United States, European Union (and the rest of the world), only a small percentage will successfully complete the FDA regulatory approval process or be granted authorization to be marketed in the European Commission or the other competent authorities in the European Union (“EU”) Member States, or the rest of the world. Accordingly, even if we obtain the sufficient financing to fund our planned research, development and clinical programs, we cannot assure you that any of our pipeline drug candidates will be successfully developed or commercialized.

We may be unable to formulate or scale-up any or all of our pipeline drug candidates. There is no guarantee that any of the pipeline drug candidates will be or are able to be manufactured or produced in a manner to meet the FDA’s criteria for product stability, content uniformity and all other criteria necessary for product approval in the United States and other markets. Any of our pipeline drug candidates may fail to achieve their specified endpoints in clinical trials. Furthermore, pipeline drug candidates may not be approved even if they achieve their specified endpoints in clinical trials. The FDA may disagree with our trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. The FDA may also approve a drug for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials (i.e., Phase IV trials). In addition, the FDA may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our pipeline drug candidates.

If we are unable to expand our pipeline and obtain regulatory approval for our pipeline drug candidates within the timelines we anticipate, we will not be able to execute our business strategy effectively and our ability to substantially grow our revenues will be limited, which would have a material adverse impact on our long-term business, results of operations, financial condition, and prospects.

Our drug development projects, if approved, may be unable to achieve the expected market acceptance and, consequently, limit our ability to generate revenue.

Even when drug development is successful and regulatory approval has been obtained, our ability to generate significant revenue depends on the acceptance of our (then) approved medicines by physicians and patients. We cannot assure you that any of our pipeline drug candidates will achieve the expected market acceptance and revenue, if and when we obtain the regulatory approvals. The market acceptance of any drug depends on a number of factors, including the indication statement and warnings approved by regulatory authorities for the drug label, continued demonstration of efficacy and safety in commercial use, physicians’ willingness to prescribe the drug, reimbursement from third-party payers such as government health care systems and insurance companies, the price of the drug, the nature of any post-approval risk management plans mandated by regulatory authorities, competition, and marketing and distribution support. Any factors preventing or limiting the market acceptance of our drugs could have a material adverse effect on our business, results of operations and financial condition.

Results of preclinical studies and earlier clinical trials are not necessarily predictive indicators of future results.

Any positive results from future preclinical testing of our pipeline drug candidates and potential future clinical trials may not necessarily be predictive of the results from Phase 1, Phase 2 or Phase 3 clinical trials. In addition, our interpretation of results derived from clinical data or our conclusions based on our preclinical data may prove inaccurate. Frequently, pharmaceutical and biotechnology companies have suffered significant setbacks in clinical trials after achieving positive results in preclinical testing and early phase clinical trials, and we cannot be certain that we will not face similar setbacks. These setbacks may be caused by the fact that preclinical and clinical data can be susceptible to varying interpretations and analyses. Furthermore, certain pipeline drug candidates may perform satisfactorily in preclinical studies and clinical trials, but nonetheless fail to obtain FDA approval, a marketing authorization granted by the European Commission, or appropriate approvals by the appropriate medicines regulatory authorities in other countries. If we fail to produce positive results in our clinical trials for our pipeline drug candidates, the development timeline and regulatory approval and commercialization prospects for them and as a result our business and financial prospects, would be materially adversely affected.

The regulatory approval processes with the FDA, the EMA and other comparable foreign regulatory authorities is lengthy and inherently unpredictable.

We are not permitted to market our drug candidates in the United States or the European Union or other countries until we receive approval of a New Drug Application (“NDA”) from the FDA or a Marketing Authorization Application (“MAA”) from the European Commission, respectively, or in any foreign countries until we receive the approval from the regulatory authorities of such countries. Prior to submitting an NDA to the FDA or an MAA to the EMA for approval of our drug candidates we will need to have completed our preclinical studies and clinical trials. Successfully completing any clinical program and obtaining approval of an NDA or MAA is a complex, lengthy, expensive and uncertain process, and the FDA or EMA (or other country medicines regulatory body) may delay, limit or deny approval of pipeline drug candidates for many reasons, including, among others, because:

▪	an inability to demonstrate that our pipeline drug candidates are safe and effective in treating patients to the satisfaction of the FDA or EMA (or any other country’s medicine regulatory body);
▪	results of clinical trials that may not meet the level of statistical or clinical significance required by the FDA or EMA (or any other country’s medicine regulatory body);
▪	disagreements with the FDA or EMA (or any other country’s medicine regulatory body) with respect to the number, design, size, conduct or implementation of clinical trials;
▪	requirements by the FDA and EMA (or any other country’s medicine regulatory body) to conduct additional clinical trials;
▪	disapproval by the FDA or EMA or other applicable foreign regulatory authorities of certain formulations, labeling or specifications of pipeline drug candidates;
▪	findings by the FDA or EMA (or any other country’s medicine regulatory body) that the data from preclinical studies and clinical trials are insufficient;
▪	the FDA or EMA (or any other country’s medicine regulatory body) may disagree with the interpretation of data from preclinical studies and clinical trials; and
▪	the FDA, European Commission or other applicable foreign regulatory agencies may change their approval policies or adopt new regulations.

Any of these factors, many of which are beyond our control, could increase development costs or jeopardize our ability to obtain regulatory approval for our drug candidates.

We may apply for orphan drug status granted by the FDA for some of our drug candidates for the treatment of rare diseases.

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals annually in the United States. In the European Union, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the European Union. Additionally, such designation is granted for drugs intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug.

In the USA, orphan drug designation entitles a party to financial incentives, such as opportunities for grant funding towards clinical trial costs, tax credits for certain research and user fee waivers under certain circumstances. In addition, if a drug receives the first FDA approval for the drug and indication for which it has orphan drug designation, the drug is entitled to seven years of market exclusivity, which means the FDA may not approve any other application for the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the drug with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition.

In the European Union, orphan drug designation also entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the drug is sufficiently profitable so that market exclusivity is no longer justified.

Our drug candidates may become subject to controlled substance laws and regulations in the U.S.

While cannabis and some cannabinoids are controlled substances under the CSA in the United States, we plan to initially focus our drug development projects using cannabinoids that are produced from a variety of sources : (1) produced via chemical synthesis (2) produced biosynthetically and (3) produced via botanical means. Some of these synthetics, such as dronabinol, have been approved by the FDA for various medical research and conditions. While plant-derived cannabinoids are categorized as Schedule I substances under the CSA, dronabinol, which is synthetic tetrahydrocannabinol, or THC is a Schedule III substance in capsule form, although it is a Schedule I substance in bulk form. Even though dronabinol is still a controlled substance, research based on Schedule III substances, including trials in the United States, are substantially less restrictive.

It is our intention to produce pipeline drug candidates via biosynthetic means, which may product complex extracts or purified drug substance as API.

Depending upon the content of our selected API(s), and their subsequent controlled drug status in the USA, and are conducting those trials in the United States, we will become subject to the CSA laws and regulation in addition to FDA regulations.. If the Company decides to proceed with APIs which are controlled drugs, it will evaluate where it is best to conduct its research and preclinical trials. This may or may not be the USA.

Nevertheless, our finished drug products may contain controlled substances as defined in the CSA. Pipeline drug candidates which contain controlled substances are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances, by definition, have a high potential for abuse, have no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription.

While cannabis and certain of its derivatives and certain cannabinoids are Schedule I controlled substances, drugs approved for medical use in the United States that contain cannabis, cannabis extracts or certain cannabinoids must be placed in Schedules II - V, since approval by the FDA satisfies the “accepted medical use” requirement. If, and when any of our pipeline drug candidates receive FDA approval, the DEA will make a scheduling determination and place it in a schedule other than Schedule I for it to be prescribed for patients in the United States. If approved by the FDA, depending upon the products potential for abuse amongst other factors, we expect the finished dosage forms of any of our pipeline drug candidates to be listed by the DEA as a Schedule II-V controlled substance. Consequently, their manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use will be subject to a significant degree of regulation by the DEA. The scheduling process may take one or more years beyond FDA approval, thereby significantly delaying the launch of our drugs. However, the DEA must issue a temporary order scheduling the drug within 90 days after the FDA approves the drug and the DEA receives a scientific and medical evaluation and scheduling recommendation from the Department of Health and Human Services. Furthermore, if the FDA, DEA or any foreign regulatory authority determines that any of our drugs may have potential for abuse, it may require us to generate more clinical data than that which is currently anticipated, which could increase the cost and/or delay the launch of our drugs.

Clinical trials of cannabinoid-based drug candidates are novel with very limited or non-existing history; we face a significant risk that the trials will not result in commercially viable drugs and treatments.

At present, there is only a very limited documented clinical trial history from which we can derive any scientific conclusions, or prove that our present assumptions for the current and planned research are scientifically compelling. While we are encouraged by the results of clinical trials by others, there can be no assurance that any clinical trial will result in producing results which will lead to commercially viable drugs or treatments.

Clinical trials are expensive, time consuming and difficult to design and implement. We, as well as the regulatory authorities may suspend, delay or terminate our clinical trials at any time, may require us, for various reasons, to conduct additional clinical trials, or may require a particular clinical trial to continue for a longer duration than originally planned, including, among others:

▪	lack of effectiveness of any API, formulation or delivery system during clinical trials;
▪	discovery of serious or unexpected toxicities or side effects experienced by trial participants or other safety issues;
▪	slower than expected rates of subject recruitment and enrollment rates in clinical trials;
▪	delays or inability in manufacturing or obtaining sufficient quantities of GMP-grade materials for use in clinical trials due to regulatory and manufacturing constraints;
▪	delays in obtaining regulatory authorization to commence a trial, including Institutional Review Board (“IRB”) approvals, licenses required for obtaining and using cannabis , cannabis derived or cannabinoid substances for research, either before or after a trial is commenced;
▪	unfavorable results from ongoing pre-clinical studies and clinical trials;
▪	patients or investigators failing to comply with clinical trial protocols;
▪	patients failing to return for post-treatment follow-up at the expected rate;
▪	sites participating in an ongoing clinical trial withdraw, requiring us to engage new sites;
▪	third-party clinical investigators decline to participate in our clinical trials, do not perform the clinical trials on the anticipated schedule, or act in ways inconsistent with the established investigator agreement, clinical trial protocol, good clinical practices, and other IRB requirements;
▪	third-party entities do not perform data collection and analysis in a timely or accurate manner or at all; or
▪	regulatory inspections of our clinical trials require us to undertake corrective action or suspend or terminate our clinical trials.

Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

The FDA has not approved any complex botanically-derived cannabinoid drug as a safe and effective drug for any indication.

To date, the FDA has not approved any complex botanical cannabinoid medicine as safe and effective for any indication. It has however approved a cannabinoid medicine containing a highly purified cannabinoid (CBD) medicine (Epidiolex®) for a limited number of indications. However, the FDA is aware that there is considerable interest in the use of complex botanical medicines (e.g. Sativex® - which is not approved in the USA, but is approved in some other countries) or purified cannabinoids (e.g. Epidiolex®) or synthesized cannabinoid medicines (e.g. Marinol) to attempt to treat a number of medical conditions.

Before conducting testing in humans of a drug that has not been approved by the FDA, we will need to submit an investigational new drug (“IND”) application to the FDA. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution. Failure to comply with similarly applicable regulatory requirements in other countries may also subject a company to a variety of administrative or judicial sanctions within their country.

We face a potentially highly competitive market.

Demand for cannabinoid-containing or cannabis-based medicines will likely be dependent on a number of social, political and economic factors that are beyond our control. While we believe that there will be a demand for such drugs, and that the demand will grow, there is no assurance that such demand will happen, that we will benefit from any demand or that our business, in fact, will ever generate revenues from our drug development programs or become profitable.

The emerging markets for cannabinoid-containing or cannabis-derived medicines and medical research and development is and will likely remain competitive. The development and commercialization of drugs / medicines is highly competitive. We compete with a variety of multinational pharmaceutical companies and specialized biotechnology companies, as well as products and processes being developed by universities and other research institutions. Many of our competitors have developed, are developing, or will develop drugs and processes which may be competitive with our drug candidates. Competitive therapeutic treatments include those that have already been approved by medicines regulators and accepted by the medical community and any new treatments that may enter the market. For some of our drug development programs / areas of therapeutic interest, other treatment options are currently available, under development, and may become commercially available in the future. If any of our pipeline drug candidates is approved for the diseases and conditions we are currently pursuing, they may compete with a range of medicines / therapeutic treatments that are either in development or currently marketed.

We are aware of many companies that are engaged in cannabinoid-derived drug development activities. In addition, other U.S.-based and foreign-based companies are in early stage discovery and preclinical development utilizing the cannabinoids CBD and/or THC.

Established companies may have a competitive advantage over us due to their size and experiences, financial resources, and institutional networks. Many of our competitors may have significantly greater financial, technical and human resources than we do. Due to these factors, our competitors may have an advantage in marketing their approved drugs and may obtain regulatory approval of their drug candidates before we are able to, which may limit our ability to develop or commercialize our drug candidates. Our competitors may also develop drugs / medicines that are safer, more effective, more widely used and less expensive than ours. These advantages could materially impact our ability to develop and, if approved, commercialize our pipeline drug candidates successfully. Furthermore, some of these competitors may make acquisitions or establish collaborative relationships among themselves or with third parties to increase their ability to rapidly gain market share.

Our pipeline drug candidates may compete with other cannabinoid or cannabis-based drugs, in addition to competing with state-licensed medical and recreational marijuana, in markets where the recreational and/or medical use of marijuana is legal. There is continuing support in the USA for further state legalization of marijuana. In markets where recreational and/or medical marijuana is not legal, our pipeline drug candidates, once approved by regulators, may compete with marijuana or marijuana-based products purchased in the illegal drug market. This may or may not affect the commercial price that we may be able to achieve for our regulatory-approved medicines, should they be approved by the FDA.

Moreover, as generic versions of drug products enter the market, the price for such medicines may be expected to decline rapidly and substantially. Even if we are the first to obtain FDA approval of one of our pipeline drug candidates, the future potential approval of generics could adversely affect the price we are able to charge and the profitability of our product(s) will likely decline.

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These companies may compete with us in recruiting and retaining qualified scientific, management and commercial personnel, utilizing contract manufacturing facilities or contract research organizations (CROs), or establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to our research projects.

Our failure to comply with existing and potential future laws and regulations relating to drug development could harm our plan of operations.

Our business is, and will be, subject to wide-ranging existing federal and state laws and regulations and other governmental bodies in each of the countries we may develop and/or market our pipeline drug candidates. We must comply with all regulatory requirements if we expect to be successful.

If any of our cannabinoid-containing or cannabis-based pipeline drug candidates are controlled substances and are approved in the United States, they will be subject to ongoing regulatory requirements including federal and state requirements. As a result, we and our collaborators and/or joint venture partners must continue to expend time, money and effort in all areas of regulatory compliance, including, if applicable, manufacturing, production, quality control and assurance and, of upmost importance, clinical trials. We will also be required to report certain adverse reactions and production problems, if any and applicable, to the FDA, and to comply with advertising and promotion requirements for our cannabinoid-derived drug candidates.

Any failure to comply with ongoing regulatory or controlled drug requirements may significantly and adversely affect our ability to conduct clinical trials which are prerequisites to our ability to commercialize our cannabinoid-based drugs and related treatments. If regulatory sanctions are applied or if regulatory approval, once obtained, is for any reason suspended or withdrawn, the value of our business and our operating results could be materially adversely affected.

Item 2. Properties

We do not lease or own any real property. We maintain our corporate offices at 47 Hamilton Square Birkenhead Merseyside CH41 5AR United Kingdom the property is owned by various company directors. There is no lease but will be contributed space at no charge by the directors for operations as needed in 2021. We also have an office at 1755 Telstar Drive Suite 300 Colorado Springs, CO 80920. We have a one year lease on this property with monthly rent of $ 187.00 /. Our current leased properties are satisfactory to our needs at present.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “ABTI” on the OTC Pink operated by OTC Markets Group, Inc.

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

Holders of Our Common Stock

Currently, we have approximately 115 holders of record of our common stock.

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

In March 2019, the Company issued 1,000,000 shares of common stock to an officer for services rendered with a deemed value of services provided of $ 90,000.

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

We did not issue any securities under any equity compensation plan as of September 30, 2019.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Results of Operations for the Year Ended September 30, 2019 and 2018

We generated no revenue for the period from July 21, 2008 (Date of Inception) until September 30, 2019. We do not anticipate earning revenues until such time that we are able to market and sell our products.

We had operating expenses of $258,453 for the year ended September 30, 2019, as compared with operating expenses of $122,557 for the year ended September 30, 2018. Our operating expenses for the year ended September 30, 2019 consisted of director fees of $120,000, stock based compensation of $126,000, and accounting and audit fees of $11,000. Our operating expenses for the year ended September 30, 2018 consisted of director fees of $60,000, stock based compensation of $54,000, legal fees of $7,208 and accounting and audit fees of $17,138.

We anticipate our operating expenses will increase as we implement our business plan.

We had other expenses of $249 for the year ended September 30, 2019, which consisted of interest expense, as compared with other expenses of $10,510 for the year ended September 30, 2018, which also consisted of interest expense.

We recorded a net loss of $258,702 for the year ended September 30, 2019, as compared with a net loss of $133,067 for the year ended September 30, 2018.

Liquidity and Capital Resources

As of September 30, 2019, we had $14,742 in current assets and currently liabilities of $217,452 We had a working capital deficit of $202,710 as of September 30, 2019.

Operating activities used $0 in cash for the year September 30, 2019, as compared with $19,950 in cash for the same year ended September 30, 2018. Our zero operating cash flow in 2019 is mainly the result of our net loss offset by stock based compensation and changes in accrued expenses. Our negative operating cash flow in 2018 is mainly the result of our net loss, offset mainly by stock based compensation and changes in accrued expenses.

Investing activities used $0 in cash for the year September 30, 2019, as compared with $0 in cash for the same year ended September 30, 2018.

Financing activities provided $0 in cash for the year ended September 30, 2019, as compared with $19,950 in cash for the year ended September 30, 2018. Our positive financing cash flow in 2018 is the result of proceeds from notes payable.

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

Going Concern

We have a working capital deficit of $202,710, have incurred an accumulated loss since inception of $971,277, and have not yet received revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Off Balance Sheet Arrangements

As of September 30, 2019, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of September 30, 2019 and 2018;
F-3	Statements of Operations for the years ended September 30, 2019 and 2018;
F-4	Statement of Stockholders’ Deficit
F-5	Statements of Cash Flows for the years ended September 30, 2019 and 2018;
F-6	Notes to Financial Statements

AJ Robbins CPA, LLC Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Alterola Biotech, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alterola Biotech, Inc. (the Company) as of September 30, 2019 and 2018 and the related statements of operations, stockholders’ deficit and cash flows for each of the years then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion

.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 7 to the financial statements, the Company has negative working capital of $202,710, has incurred losses since inception, has an accumulated deficit of $971,277 and has not received any revenues These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business; however, if the current economic conditions continue, the Company will be forced to significantly scale back its business operations and its growth plans and could ultimately have a significant negative impact on the Company.

/s/AJ Robbins CPA LLC

We have served as the Company’s auditor since 2019.

Denver, Colorado March 23, 2021

aj@ajrobbins.com

400 South Colorado Blvd, Suite 870, Denver, Colorado 80246

(B)303-537-5898 (M)720-339-5566 (F)303-586-6261

 ALTEROLA BIOTECH, INC.

BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018

	September 30, 2019	September 30, 2018
ASSETS
Current Assets
Funds in attorney trust account	$14,742	$14,742
Deferred stock compensation	0	36,000
	14,742	50,742

TOTAL ASSETS	$14,742	$50,742

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$35,202	$24,249
Accrued interest	0	1,360
Accrued directors’ fees	180,000	60,000
Advances from related party	2,250	750
Current portion of notes payable	0	0
Total Current Liabilities	217,452	86,359

Non-current portion of notes payable	0	19,950
Total Liabilities	217,452	106,309

Stockholders’ Deficit
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common Stock, $.001 par value, 140,000,000 shares authorized, 116,980,000 and 115,980,000 shares issued and outstanding, respectively	116,980	115,980
Additional paid-in capital	651,587	541,028
Accumulated deficit	(971,277)	(712,575)
Total Stockholders’ Deficit	(202,710)	(55,567)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$14,742	$50,742

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

	Year ended September 30, 2019	Year ended September 30, 2018

REVENUES	$0	$0

OPERATING EXPENSES
Stock based compensation	126,000	54,000
Accounting and audit fees	11,000	1,000
Legal fees	930	7,208
Directors fees	120,000	60,000
General and administrative expenses	523	349
TOTAL OPERATING EXPENSES	258,453	122,557

LOSS FROM OPERATIONS	(258,453)	(122,557)

OTHER INCOME (EXPENSE)
Interest expense	(249)	(10,510)
TOTAL OTHER INCOME (EXPENSE)	(249)	(10,510)

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	$(258,702)	$(133,067)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	116,563,333	115,617,308

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PEROD ENDED SEPTEMBER 30, 2019

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total
Balance, September 30, 2017	114,980,000	$114,980	$169,850	$(579,508)	$(294,678)
Common stock issued for services	1,000,000	1,000	89,000		90,000
Capital contribution from forgiveness of debt			282,178		282,178
Net loss for the period ended September 30, 2018				(133,067)	(133,067)
Balance, September 30, 2018	115,980,000	$115,980	$541,028	$(712,575)	$(55,567)
Common stock issued for services	1,000,000	1,000	89,000		90,000
Capital contribution from forgiveness of debt			21,559		21,559
Net loss for the period ended September 30, 2019				(258,702)	(258,702)
Balance, September 30, 2019	116,980,000	$116,980	$651,587	$(971,277)	$(202,710)

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

	Year ended September 30, 2019	Year ended September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(258,702)	$(133,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	126,000	54,000
Changes in assets and liabilities:
Increase in accrued expenses	130,953	63,349
Increase in accrued interest	249	10,510
Increase in advance from related party	1,500	0
Decrease in due from attorney	0	(14,742)
Net Cash Used by Operating Activities	0	(19,950)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intellectual property	0	0
Website development	0	0
Net Cash Used by Investing Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	0	19,950
Net Cash Provided by Financing Activities	0	0

Net Increase (Decrease) in Cash and Cash Equivalents	0	0

Cash and cash equivalents, beginning of period	0	0
Cash and cash equivalents, end of period	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

NON-CASH INVESTING AND FINANCING INFORMATION
Prepaid stock compensation	$0	$36,000

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

NOTE 1 – NATURE OF BUSINESS

Alterola Biotech, Inc. (“Alterola” and the “Company”) was incorporated in the State of Nevada on July 21, 2008 under the name “Jedediah Resources Corp.”

After formation, the Company was in the business of mineral exploration. On May 3, 2010, the Company sold its mineral exploration business and entered into an Intellectual Property Assignment Agreement (“IP Agreement”) with Soren Nielsen pursuant to which Mr. Nielsen transferred his right, title and interest in all intellectual property relating to certain chewing gum compositions having appetite suppressant activity (the “IP”) to the Company for the issuance of 55,000,000 shares of the Company’s common stock.

Following the acquisition of the IP the Company changed its business direction to pursue the development of chewing gums for the delivery of Nutraceutical/functional ingredients for applications such as appetite suppressant, cholesterol suppressant, vitamin delivery, antioxidant delivery and motion sickness suppressant.

On June 21, 2018, the Company signed an escrow agreement with Mr. Lauritsen to serve as its Chief Operating Officer and to contribute the IP for the company’s chewing gum business. In that agreement, the Company compensated Mr. Lauritsen with 1,000,000 shares of its common stock and cash in the amount of $90,000 USD. In March 2019, the Company issued 1,000,000 shares of common stock to Mr. Lauritsen rendered with a deemed value of services provided of $ 90,000.

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

SEPTEMBER 30, 2019

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

Foreign Currency Translation

The financial statements are presented in US Dollars. Transactions with foreign subsidiaries where US dollars are not the functional currency will be recorded in accordance with Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830 Foreign Currency Transaction. According to Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income (loss) in accordance with ASC Topic 220, Comprehensive Income . Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations and comprehensive income (loss).

Revenue Recognition

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. As of and for the year ended September 30, 2019, the financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.

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

Stock-Based Compensation

Stock-based compensation is accounted for at FV in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options

During the year ended September 30, 2018, the Company issued 1,000,000 shares of common stock to an officer for services rendered with a deemed value of services provided of $90,000 for services rendered from April 1, 2018 to January 31, 2019. As of September 30, 2019 and 2018, $ 0 and $36,000 of stock-based compensation has been recorded as a prepaid expense, respectively. In March 2019, the Company issued 1,000,000 shares of common stock to an officer for services rendered with a deemed value of services provided of $ 90,000.

Risks and Uncertainties

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic.  Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and business.  The Coronavirus and actions taken to mitigate it have had an are expected to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.”

Recent Accounting Pronouncements

Alterola does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following at September 30, 2019 and September 30, 2018:

	September 30, 2019	September 30, 2018

Note payable, unsecured, bearing interest at 12%, due on June 26, 2011	$0	$0

Convertible note payable, unsecured, bearing interest at 12%, due on July 24, 2011	0	0

Note payable, unsecured, bearing interest at 10% plus financing charge of $2,500, due on October 10, 2013	0	0

Note payable, unsecured, bearing interest at 10% plus financing charge of $1,500, due on February 13, 2014	0	0

Note payable, unsecured, non interest bearing with finance charge of $1,500 due on March 31, 2014	0	0

Note payable, unsecured, bearing interest at 10% , due on demand	0	0

Note payable, unsecured, bearing interest at 10% , due on demand	0	0

Note payable, secured by assets of the company, bearing interest at 5% due on April 25, 2023	0	19,950
	0	19,950
Less: current portion	(0)	(0)

Total Notes payable	$0	$19,950

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

NOTE 3 – NOTES PAYABLE (CONTINUED)

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

Interest expense was $249 and $10,510 for the years ended September 30, 2019 and 2018, respectively.

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

The Company has 116,980,000 and 115,980,000 shares of common stock issued and outstanding as of September 30, 2019 and September 30, 2018 respectively. There are no shares of preferred stock issued and outstanding as of September 30, 2019 and September 30, 2018.

NOTE 5- INCOME TAX

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset. The income tax effects of the Tax Cuts and Jobs Act have been completed in accordance with FASB ASC 740.

The provision for income tax consists of the following components at September 30, 2019 and 2018:

	2019	2018
Current:
Federal income taxes (benefit)	(82,472)	$(45,243)
State income taxes	—	—
Deferred Benefit from net operating loss	82,472	45,243
	$0	$0

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	2019	2018
Expected tax expense (benefit) using regular rates	$82,472	$45,243
State minimum tax
Valuation allowance	(82,472)	(45,243)
Tax Provision	$—	$—

The Company has loss carry forwards totaling $1,007,385 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2028 and 2039.

At September 30, 2019 and 2018, the significant components of the deferred tax assets are summarized below:

	2019	2018
Deferred income tax asset
Net operation loss carryforwards	342,511	260,039
Total deferred income tax asset	342,511	260,039
Less: valuation allowance	(342,511)	(260,039)
Total deferred income tax asset	$—	$—

The federal income tax returns of the Company for 2019 and 2018 are subject to examination by the IRS, generally for three years after they were filed.

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

During the year ended September 30, 2019, the Company accrued director’s fees payable of $180,000.

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

NOTE 7 – LIQUIDITY & GOING CONCERN

The Company has a working capital deficit of $202,710, has incurred an accumulated loss since inception of $971,277, and has not received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company analyzed its operations subsequent to September 30, 2019 to the date these financial statements were issued, and determined it does not have any material subsequent events to disclose in these financial statements.

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

On January 19, 2021, the Company entered into an Stock Transfer Agreement (the “Agreement”) with ABTI Pharma Limited, a company registered in England and Wales (“ABTI Pharma”), pursuant to which the Company will acquire all of the outstanding shares of capital stock of ABTI Pharma from its shareholders in exchange for 600,000,000 shares of the Company pro rata to the ABTI Pharma shareholders. The shares have been issued in anticipation of the closing and the transaction will close upon the ABTI Pharma Limited Shares being transferred to the Company which will occur upon the filing by the Company of its outstanding annual report and form 10-K for 2019, and its quarterly reports for 2020, that are anticipated to be filed by March 30th 2021.

Pursuant to the Agreement, the Company will provide funding to ABTI Pharma to pay for operating expenses including salaries, office expenses and additional expenses or projects in the amount of US$500,000 within fifteen (15) days from closing the Agreement and shall fund an additional US $200,000 every 30 days thereafter until a total funding of US $1,100,000 has been delivered.

Further under the Agreement, Alterola will endeavor to raise a total of at least $50,000,000 with $45,000,000 in net proceeds and Alterola will arrange an underwriting commitment of the first ($25,000,000 USD) to be funded at a price of not less than $1.00 per share within 45 days of execution of the Agreement.

As part of the Agreement, Amsterdam Café Holdings Limited has agreed to cancel and return to the Company 200,000,000 shares it holds and Bulls Run Investments Limited will be issued 19,100,000 shares of common stock.

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

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being September 30, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2019 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2019, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers.

Name	Age	Positions and Offices Held
Timothy Rogers	57	Chief Executive Officer and Director
Seamus McAuley	45	Chief Commercial Officer and Director
Larson Elmore	72	Vice Chairman, Secretary and Director
Dominic Schiller	56	Director
Daniel Reshef	69	Director
Lalit Kumar Verma	40	Director
Ning Qu	52	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Timothy Paul Rogers – Director /CEO Age 57

Timothy. Rogers is an international business leader with 35 years’ experience in global sales and marketing, specifically launching products from an intellectual property platform. Mr. Rogers is multi-lingual, and has been involved with start-ups in Singapore, South East Asia, Africa, Australia, the United States, Canada and Europe in the pharmaceutical, agriculture, essential oil, biocide, oil and gas and cosmetic sectors. He has gained success from a number of industry disturbing products and services, leading in particular, to being part of the team taking control of Alterola. Trained as an accountant, he is known for his finance connections, his complex business interests across the globe and specifically in Africa, ranging from mining, agriculture and controlled substances and linking them all to a focused coffee based social equity program for economic empowerment of African agricultural workers. He is known for his closeness to a number of African politicians and business leaders, and his co-operation with these 21st century African entrepreneurs is with the aim to establish a new foreign investment policy in Africa to use the vast resource of that continent to benefit the most disadvantaged in society. Tim has lived and worked in UK, Ireland, France, Australia, U.S.A and Thailand for the past 40 years and has conducted business in over 125 countries across the world physically visiting each one personally.

He currently serves as a Director of Novagean International Limited. a medical device and therapeutic diagnostic manufacturer and clinical research company based in China and Galway Ireland, and is the largest manufacturer and distributor of rapid anti-gen and antibody test kits related to SARS Covid-19, PCR equipment for Covid testing and a Covid Vaccine clinical research Phase III program.

In recent years, Mr. Rogers has focused his time building a multi-sector agro-pharma drug development business in Africa with high profile former senior executives from GW Pharmaceuticals and Compass Pathways, as well as scientists from leading universities in Australia and Europe.

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

Lalit Kumar, 40, was formerly the CEO of Sakthi Automotive Group. He brings several years of executive international experience working in India, Japan, China, Korea and the US. His expertise is in supply chain management and global purchasing at OEMs like GM, Honda and Bombardier. He obtained his MA from Delhi College of Engineering and his MBA from the Institute of Management Technology in Ghaziabad, India. He brings a strong operational, and manufacturing expertise to support the future growth of Alterola Biotech Inc. and he is working on initiatives to expand into the company into Europe, India, and China.

Prof. Dr. Ning Qu was born in China in 1968. He finished his Medical School in China Medical University in 1991 (Cum Laude). He received his medical specialist training in Cardiothoracic Surgery in Shanghai Chest Hospital and University Medical Center Groningen (UMCG). He is a registered clinical practitioner both in the Netherlands and China. His strong clinical interest in cardiac surgery is Organ Transplantation (Lung) and open heart surgical intervention on Atrial Fibrillation. He got his PhD from Groningen University in Lung Transplantation Immunology, and is currently holding two professor (visiting) positions in Cardiac Surgery and Translational Medicine. He is also one of the four founding professors of Medical Academy in 2018 of Tianjin University, China.

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

Advisory Board

We also have an Advisory Board that assists the Executive team and Directors of the Company as to various Medical Intellectual Property applications, as to trails and the necessary inputs of advice to procedures and necessary approval protocols. The Advisory Board brings their specific skill sets and provides guidance and additional expertise to the Company. The following are members of the Advisory Boardd: Dr Zohar Koren, Alex Lightman, Mark Glaser and Craig J. Marshak.

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

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officer for all services rendered in all capacities to us for the periods ended September 30, 2019 and 2018.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rene Lauritsen, Former officer	2019 2018	0 0	0 0	90,000 90,000	0 0	0 0	0 0	0 0	90,000 90,000
Peter Maddocks Former officer	2019 2018	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Dheeraj Jain Former officer	2019 2018	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Lalit Kumar Former officer	2019 2018	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards at fiscal year-end.

Director Compensation

We did not pay our directors for their services to us in 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of  March 11, 2021, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership [1]	% of Common Stock [2]
Timothy Rogers(3)	Common Stock	180,000,000 shares	23.9%
Seamus McAuley(4)	Common Stock	30,000,000 shares	4.0%
Larson Elmore	Common Stock	7,000,000 shares	Less than 1%
Dominic Schiller(5)	Common Stock	180,000,000 shares	23.9%
Daniel Reshef	-	4,400,000 shares	Less than 1%
Zohar Koren	-	-	-
Lahit Kumar Verma(6)	Common Stock	27,750,000 shares	3.6%
Ning Qu(7)	Common Stock	30,000,000 shares	4.0%
DIRECTORS AND OFFICERS – TOTAL (7 persons)	Common Stock	459,150,000 shares	60.9%

5% SHAREHOLDERS
Colin Stott(8)	Common Stock	180,000,000 shares	23.9%

1.	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
2.	The percentage shown is based on denominator of 754,280,000 shares of common stock issued and outstanding for the company as of March 11, 2021.
3.	All shares are held in TPR Holdings Limited, in which Mr. Rogers has beneficial ownership.
4.	All shares are held in Opesmedical Holdings Ltd., in which Mr. McAuley has beneficial ownership.
5.	All shares are held in Equipped 4 Holdings, in which Mr. Schiller has beneficial ownership.
6.	All shares are held in Future Trends, Ltd., in which Mr. Verma has beneficial ownership.
7.	All shares are held in Partner Investments B.V. in which Mr. Qu has beneficial ownership.
8.	All shares are held in Phytotherapeutix Holdings Limited in which Mr.Stott has beneficial ownership.

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

On June 21, 2018, we signed an escrow agreement with Mr. Lauritsen to serve as our Chief Operating Officer and to contribute the IP for the company’s chewing gum business. In that agreement, we have agreed to enter into an employment agreement with Mr. Lauritsen and to pay him a salary of $7,500 per month. For the IP, we have agreed to compensate Mr. Lauritsen with 1,000,000 shares of our common stock and cash in the amount of $90,000 USD. Neither the employment agreement nor the IP transfer agreement have been executed as of the date of this report.

In March 2019, the Company issued 1,000,000 shares of common stock to Mr. Lauritsen for services rendered with a deemed value of services provided of $ 90,000.

During the year ended September 30, 2019, we accrued director’s fees payable of $60,000 owed to Peter Maddocks.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended September 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2019	$48,250	$0	$0	$0
2018	$48,250	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL).

[1]	Incorporated by reference to the Registration Statement on Form S-1 filed on December 12, 2008.

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

March 26, 2021

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

Timothy Rogers

President, Chief Executive Officer, Principal Executive Officer,

Chief Financial Officer, Principal Financial Officer,

Principal Accounting Officer, and Director

March 26, 2021

By: /s/ Seamus McAuley

Seamus McAuley

Chief Commercial Officer and Director

March 26, 2021

 By: /s/ Larson Elmore

Larson Elmore

Vice Chairman, Interim Chief Financial Officer, Secretary and Director

March 26, 2021

 By: /s/ Dominic Schiller

Dominic Schiller

Director

March 26, 2021

By: /s/ Daniel Reshef

Daniel Reshef

Director

March 26, 2021

 By: /s/ Lalit Kumar Verma

Lalit Kumar Verma Director

March 26, 2021

By: /s/ Ning Qu

Ning Qu

Director

March 26, 2021

