Form 10-Q
period 2019-12-31
ALTEROLA BIOTECH INC.
filed 2021-04-02
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-156091

Alterola Biotech, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	82-1317032
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

47 Hamilton Square Birkenhead Merseyside CH41 5AR United Kingdom
(Address of principal executive offices)

+44 151 601 9477
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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 754,280,000 shares as of March 17, 2021.

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of December 31, 2019 (unaudited) and September 30, 2019;

F-2	Statements of Operations for the three months ended December 31, 2019 and 2018 (unaudited);
F-3	Statement of Stockholders’ Deficit for the three months ended December 31, 2019 and 2018

F-4	Statements of Cash Flow for the nine months ended December 31, 2019 and 2018 (unaudited);

F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2019 are not necessarily indicative of the results that can be expected for the full year.

3

ALTEROLA BIOTECH, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2019

	December 31, 2019 (unaudited)	September 30, 2019
ASSETS
Current Assets
Funds held in attorney trust	$19,307	$14,742
Total current assets	19,307	14,742

TOTAL ASSETS	$19,307	$14,742

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$35,460	$35,202
Accrued directors fees	210,000	180,000
Advances from related party	2,250	2,250
Total Current Liabilities	247,710	217,452

Total Liabilities	247,710	217,452

Stockholders’ Deficit
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common Stock, $.001 par value, 140,000,000 shares authorized, 116,980,000 shares issued and outstanding	116,980	116,980
Additional paid-in capital	651,587	651,587
Deficit accumulated	(996,970)	(971,277)
Total Stockholders’ Deficit	(228,403)	(202,710)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$19,307	$14,742

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

	Three months ended
	December 31, 2019	December 31, 2018

REVENUES	$0	$0

OPERATING EXPENSES
Stock based compensation	0	27,000
Accounting and audit fees	10,250	250
Consulting fees	60,000	0
Legal fees	0	(5,208)
Directors fees	30,000	30,000
General and administrative expenses	4,443	345
TOTAL OPERATING EXPENSES	104,693	52,387

LOSS FROM OPERATIONS	(104,693)	(52,387)

OTHER INCOME (EXPENSE)
Miscellaneous sale	79,000	0
Interest expense		(249)
TOTAL OTHER INCOME (EXPENSE)	79,000	(249)

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	$(25,693)	$(52,636)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	116,980,000	115,980,000

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)

FOR THE PEROD ENDED DECEMBER 31, 2019

	Common stock
	Shares	Amount	Additional paid-in Capital	Accumulated Deficit	Total
Balance, September 30, 2018	115,980,000	$115,980	$541,028	$(712,575)	$(55,567)
Capital contribution from forgiveness of debt			21,559		21,559
Common stock issued for services	1,000,000,	1,000	89,000		90,000
Net income (loss) for the period ended September 30, 2019				(258,702)	(258,702)
Balance, September 30, 2019	116,980,000	$116,980	$651,587	$(971,277)	$(202,710)
Net income (loss) for the period ended December 31, 2019				(25,693)	(25,693)
Balance, December 31, 2019	116,980,000	$116,980	$651,587	$(996,970)	$(228,403)

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

	Three months ended
	December 31, 2019	December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(25,693)	$(52,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	0	27,000
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	30,258	23,887
Increase (decrease) in accrued interest	0	249
Increase (decrease) in advance from related party	0	1,500
Increase in due from attorney	(4,565)	0
Net Cash Used by Operating Activities	0	0

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intellectual property	0	0
Website development	0	0
Net Cash Used by Investing Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	0	0
Net Cash Provided by Financing Activities	0	0

Net Increase (Decrease) in Cash and Cash Equivalents	0	0

Cash and cash equivalents, beginning of period	0	0
Cash and cash equivalents, end of period	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

NON-CASH INVESTING AND FINANCING INFORMATION
Deferred financing costs related to notes payable	$0	$0

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 1 – NATURE OF BUSINESS

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

Basis of Presentation

The accompanying unaudited interim financial statements of Alterola Biotech Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2019 as reported in Form 10-K, have been omitted.

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

DECEMBER 31, 2019

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

DECEMBER 31, 2019

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

Foreign Currency Translation

The financial statements are presented in US Dollars. Transactions with foreign subsidiaries where US dollars are not the functional currency will be recorded in accordance with Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830 Foreign Currency Transaction. According to Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income (loss) in accordance with ASC Topic 220, Comprehensive Income . Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations and comprehensive income (loss

Revenue Recognition

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

During the year ended September 30, 2019, the Company issued 1,000,000 shares of common stock to an officer for services rendered with a deemed value of services provided of $90,000.

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

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 3 – ACCOUNTS PAYABLE

Accounts payable consisted of the following at December 31, 2019 and September 30, 2019:

	December	September
Audit fees	$10,000	$10,000
Accounting	5,850	5,600
Legal fees and transfer agent	19,610	19,602
Total Accrued Expenses	$35,460	$35,202

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

On June 28, 2018 the company issued one million common shares for consulting services with a deemed value of $90,000. The services are to be provided over a period from April 1, 2018 to January 31, 2019.

In March 2019, the Company issued 1,000,000 shares of common stock to an officer for services rendered with a deemed value of services provided of $ 90,000

The Company has 116,980,000 and 116,980,000 shares of common stock issued and outstanding as of December 31, 2019 and September 30, 2019 respectively. There are no shares of preferred stock issued and outstanding as of December 31, 2019 and September 30, 2019.

NOTE 5- INCOME TAX

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset. The income tax effects of the Tax Cuts and Jobs Act have been completed in accordance with FASB ASC 740.

The provision for income tax consists of the following components at December 31, 2019 and September 31, 2018:

	2019	2018
Current:
Federal income taxes (benefit)	(5,396)	$(17,896)
State income taxes	—	—
Deferred Benefit from net operating loss	5,396	17,896
	$(0)	$(0)

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	2019	2018
Expected tax expense (benefit) using regular rates	$5,396	$17,896
State minimum tax
Valuation allowance	(5,396)	(17,896)
Tax Provision	$—	$—

The Company has loss carry forwards totaling $1,049,210 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2028 and 2039.

At December 31, 2019 and 2018, the significant components of the deferred tax assets are summarized below:

	2019	2018
Deferred income tax asset
Net operation loss carryforwards	351,247	277,935
Total deferred income tax asset	351,247	277,935
Less: valuation allowance	(351,247)	(277,935)
Total deferred income tax asset	$—	$—

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

During the period ended December 31, 2019, the Company accrued director’s fees payable of $ 90,000.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company analyzed its operations subsequent to December 31, 2019 to the date these financial statements were issued, and determined it does not have any material subsequent events to disclose in these financial statements.

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

4

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

Acquisition of ABTI Pharma

On January 19, 2021, we entered into an Stock Transfer Agreement (the “Agreement”) with ABTI Pharma Limited, a company registered in England and Wales (“ABTI Pharma”), pursuant to which the Company will acquire all of the outstanding shares of capital stock of ABTI Pharma from its shareholders in exchange for 600,000,000 shares of the Company pro rata to the ABTI Pharma shareholders. The shares have been issued in anticipation of the closing and the transaction will close upon the ABTI Pharma Limited Shares being transferred to the company, which will occur upon the filing by the company of its quarterly reports for 2020 that are anticipated to be filed by March 30th2021.

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

Results of Operations for the Three Months Ended December 31, 2019 and 2018

We have generated no revenues since inception and we do not anticipate earning revenues until such time that we are able to market and sell our products.

We incurred operating expenses of $104,693 for the three months ended December 31, 2019, compared with $52,387 for the three months ended December 31, 2018.

Our operating expenses for the three months ended December 31, 2019 mainly consisted of $60,000 in consulting fees, $30,000 in director fees and $10,250 in accounting and audit fees. Our operating expenses for the three months ended December 31, 2018 consisted mainly of $30,000 in director fees and $27,000 in stock based compensation. ..

We recorded $79,000 in other income for the three months ended December 31, 2019, as compared with $249 in interest expense for the three months ended December 31, 2018. Our other income for December 31, 2019 consisted of third party consideration to the company for effecting a change in stock symbol.

We recorded a net loss of $25,693 for the three months ended December 31, 2019, compared with a net loss of $52,636 for the three months ended December 31, 2018.

Liquidity and Capital Resources

As of December 31, 2019, we had $19,307 in current assets and currently liabilities of $231,572. We had a working capital deficit of $212,265 as of December 31, 2019.

We had no operating, investing or financing cash flows to report for the three and nine months ended December 31, 2019 and 2018.

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

5

Off Balance Sheet Arrangements

As of December 31, 2019, we had no off balance sheet arrangements.

Going Concern

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $890,832 for the period July 21, 2008 (inception date) through December 31, 2019, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

We issued 600,000,000 shares of common stock to the shareholders of ABTI Pharma Limited in connection with a Stock Transfer Agreement dated January 19, 2021. As part of the transaction, the 200,000,000 shares to Amsterdam Café Holdings Ltd. have been cancelled and Bulls Run Investments Limited was issued 19,100,000 shares of common stock.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterola Biotech, Inc.

Date:	April 2, 2021

By: /s/ Timothy Rogers

Timothy Rogers

President, Chief Executive Officer, Principal Executive Officer

and Director

By: /s/ Larson Elmore

Larson Elmore

Vice Chairman, Interim Chief Financial Officer, Secretary and Director

8