Form 10-Q
period 2020-03-31
ALTEROLA BIOTECH INC.
filed 2021-05-13
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

1

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2020 and September 30, 2019 (unaudited);

F-2	Statements of Operations for the three and six months ended March 31, 2020 and 2019 (unaudited);
F-3	Statement of Stockholders’ Deficit for the period ended March 31, 2020

F-4	Statements of Cash Flow for the six months ended March 31, 2020 and 2019 (unaudited);

F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2020 are not necessarily indicative of the results that can be expected for the full year.

3

ALTEROLA BIOTECH, INC.

BALANCE SHEETS

AS OF MARCH 31, 2020 AND SEPTEMBER 30, 2019

	March 31, 2020 (unaudited)	September 30, 2019
ASSETS
Current Assets
Funds held in attorney trust	$15,274	$14,742
Total Current Assets	15,274	14,742

TOTAL ASSETS	$15,274	$14,742

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$39,235	$35,202
Accrued directors fees	240,000	180,000
Advances from related party	2,250	2,250
Total Current Liabilities	281,485	217,452
Total Liabilities	281,485	217,452

Stockholders’ Deficit
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common Stock, $.001 par value, 140,000,000 shares authorized, 116,980,000 shares issued and outstanding	116,980	116,980
Additional paid-in capital	651,587	651,587
Deficit accumulated	(1,034,778)	(971,277)
Total Stockholders’ Deficit	(266,211)	(202,710)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,274	$14,742

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2020 AND 2019

	Three months ended March 31, 2020	Three months ended March 31, 2019	Six months ended March 31, 2020	Six months ended March 31, 2019

REVENUES	$0	$0	$0	$0

OPERATING EXPENSES
Stock based compensation	0	9,000	0	36,000
Accounting and audit fees	3,750	250	14,000	500
Legal fees	0	0	4,034	929
Directors fees	30,000	30,000	60,000	60,000
Consulting fees	0	0	60,000	0
General and administrative expenses	10	114	4,467	459
TOTAL OPERATING EXPENSES	33,760	39,364	142,501	96,959

LOSS FROM OPERATIONS	(33,760)	(39,364)	(142,501)	(96,959)

OTHER INCOME (EXPENSE)
Miscellaneous sale	0	0	79,000	0
Interest expense	(0)	(0)	0	(249)
TOTAL OTHER INCOME (EXPENSE)	(0)	(0)	79,000	(249)

PROVISION FOR INCOME TAXES	0	0	0	0

NET INCOME (LOSS)	$(33,760)	$(39,364)	$(63,501)	$(97,208)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	116,980,000	116,146,667	116,980,000	116,313,333

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)

FOR THE PERIOD ENDED MARCH 31, 2020

	Common stock
	Shares	Amount	Additional paid-in Capital	Deficit	Total
Balance, September 30, 2018	115,980,000	$115,980	$541,028	$(712,575)	$(55,567)
Capital contribution from forgiveness of debt			21,559		21,559
Common stock issued for services	1,000,000	1,000	89,000		90,000
Net loss for the period ended September 30, 2019				(258,702)	(258,702)
Balance, September 30, 2019	116,980,000	$116,980	$651,587	$(971,277)	$(202,710)
Net loss for the period ended March 31, 2020				(63,501)	(63,501)
Balance, March 31, 2020	116,980,000	$116,980	$651,587	$(1,034,778)	$(266,211)

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED MARCH 31, 2020 AND 2019

	Six months ended
	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(63,501)	$(97,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	0	36,000
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	64,033	59,459
Increase (decrease) in accrued interest	0	249
Increase (decrease) in advance from related party	0	1,500
(Increase) decrease in due from attorney	(532)	0
Net Cash Used by Operating Activities	0	0

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intellectual property	0	0
Website development	0	0
Net Cash Used by Investing Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	0	0
Net Cash Provided by Financing Activities	0	0

Net Increase (Decrease) in Cash and Cash Equivalents	0	0

Cash and cash equivalents, beginning of period	0	0
Cash and cash equivalents, end of period	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

NON-CASH INVESTING AND FINANCING INFORMATION
Deferred financing costs related to notes payable	$0	$0

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2020

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

MARCH 31, 2020

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

MARCH 31, 2020

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

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 3 – ACCOUNTS PAYABLE

Accounts payable consisted of the following at March 31, 2020 and September 30, 2019:

	March	September
Audit fees	$13,500	$10,000
Accounting	6,100	5,600
Legal fees and transfer agent	19,635	19,602
Total Accrued Expenses	$39,235	$35,202

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

The Company has 116,980,000 and 116,980,000 shares of common stock issued and outstanding as of March 31, 2020 and September 30, 2019 respectively. There are no shares of preferred stock issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

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

During the period ended March 31, 2020, the Company accrued director’s fees payable of $240,000.

NOTE 6- INCOME TAX

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset. The income tax effects of the Tax Cuts and Jobs Act have been completed in accordance with FASB ASC 740.

The provision for income tax consists of the following components at March 31, 2020 and 2019:

	2020	2019
Current:
Federal income taxes (benefit)	(20,400)	$(31,280)
State income taxes	—	—
Deferred Benefit from net operating loss	20,400	31,280
	$—	$(0)

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	2020	2019
Expected tax expense (benefit) using regular rates	$20,400	$31,280
State minimum tax
Valuation allowance	(20,400)	(31,280)
Tax Provision	$—	$—

The Company has loss carry forwards totaling $1,067,386 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2028 and 2039.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 6- INCOME TAX (Continued)

At March 31, 2020 and March 31, 2019, the significant components of the deferred tax assets are summarized below:

	March 31, 2020	March 31, 2019
Deferred income tax asset
Net operation loss carryforwards	362,911	291,319
Total deferred income tax asset	362,911	291,319
Less: valuation allowance	(362,911)	(291,319)
Total deferred income tax asset	$—	$—

The federal income tax returns of the Company for 2019 and 2018 are subject to examination by the IRS, generally for three years after they were filed.

NOTE 7 – LIQUIDITY & GOING CONCERN

Alterola has negative working capital of $266,211, has incurred losses since inception of $1,034,778, and has not received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 8 – OTHER INCOME

Other income of $ 79,000 consists of payments received from third parties for effecting a change in stock symbol.

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

Overview

The business plan of the company will no longer be focused on a chewing gum delivery system but it will re-focus its activities to the development of cannabinoid, cannabinoid-like, and non-cannabinoid pharmaceutical active pharmaceutical ingredients (APIs), pharmaceutical medicines made from cannabinoid, cannabinoid-like, and non- cannabinoid APIs and the development of ingredients and products with the aim of achieving European novel food approval of cannabinoid-based, cannabinoid-like and non-cannabinoid ingredients and products .In addition, the company plans to develop such bulk ingredients for supply into the cosmetic sector.

Because the IP relating to the development of a chewing gum with nutraceutical/functional ingredients is not relevant to the pharmaceutical development that the company plans to undertake, the IP surrounding the chewing gum may no longer benefit the company’s operations going forward. While company has not yet decided on the proper disposition of the IP at present, the company will likely divest ownership in the near future.

The new business plan of the company is for the company’s operations to be repositioned as a fully regulatory- compliant pharmaceutical company specializing in the development of the following:

• cannabinoid, cannabinoid-like and non-cannabinoid pharmaceutical active pharmaceutical ingredients (APIs) globally;

• pharmaceutical medicines made from cannabinoid, cannabinoid-like and non-cannabinoid APIs globally;

• cannabinoid, cannabinoid-like and non-cannabinoid food-grade ingredients with the aim of achieving European novel food approval of such ingredients;

• non-pharmaceutical (nutraceutical / dietary supplement) products containing cannabinoids, cannabinoid-like and non-cannabinoid food-grade ingredients with the aim of achieving European novel food approval of such products; and

• Supply of cosmetic ingredients to potential customers who may develop products containing cannabinoids, cannabinoid-like and non-cannabinoid ingredients

The controlled drugs / cannabinoid pharmaceutical market worldwide has experienced exponential growth over the past few years in the development of cannabinoid medicines. It is Alterola’s intention to develop ingredients and products on a global basis, fully compliant with the appropriate international laws and regulations and also compliant with the relevant national laws and regulations on a territory-by-territory basis.

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

The company also has interest in licensing / acquiring other IP from companies that have IP pertinent to the aforementioned products the company plans to develop. Under consideration are companies that have existing pharmaceutical research and/or development or manufacturing capability or associated IP. Some of these companies have IP which is available to integrate into our company strategy. These acquisition or in-licensing opportunities are expected to facilitate the company to develop API and medicines globally and food-grade ingredients and products for the food and beverage industry in Europe.

4

Acquisition of ABTI Pharma

On January 19, 2021, we entered into an Stock Transfer Agreement (the “Agreement”) with ABTI Pharma Limited, a company registered in England and Wales (“ABTI Pharma”), pursuant to which the Company will acquire all of the outstanding shares of capital stock of ABTI Pharma from its shareholders in exchange for 600,000,000 shares of the Company pro rata to the ABTI Pharma shareholders. The shares have been issued in anticipation of the closing and the transaction will close upon the ABTI Pharma Limited Shares being transferred to the company which is expected to occur upon the filing by the company of its annual report and Form 10-K for 2020, and its quarterly report for the three months ended March 31, 2021.

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

Results of Operations for the Three and Six Months Ended March 31, 2020 and 2019

We have generated no revenues since inception and we do not anticipate earning revenues until such time that we are able to market and sell our products.

We incurred operating expenses of $34,308 for the three months ended March 31, 2020, compared with $39,364 for the three months ended March 31, 2019. We incurred operating expenses of $139,001 for the six months ended March 31, 2020, compared with $91,751 for the six months ended March 31, 2019.

Our operating expenses for the six months ended March 31, 2020 mainly consisted of $60,000 in director fees, $60,000 in consulting fees, and $10,500 in audit fees. Our operating expenses for the six months ended March 31, 2019 mainly consisted of $60,000 in Directors fees and $36,000 in stock based compensation.

We recorded other expense of $0 for the three months ended March 31, 2020, as compared with $0 in interest expense for the three months ended March 31, 2019. We recorded other income of $79,000 for the six months ended March 31, 2020, as compared with $249 in interest expense for the six months ended March 31, 2019.

We recorded a net loss of $34,308 for the three months ended March 31, 2020, compared with a net loss of $39,614 for the three months ended March 31, 2019. We recorded a net loss of $60,001 for the six months ended March 31, 2020, compared with a net loss of $92,000 for the six months ended March 31, 2019.

Liquidity and Capital Resources

As of March 31, 2020, we had $15,274 in current assets and currently liabilities of $277,985. We had a working capital deficit of $262,711 as of March 31, 2020.

We had no operating, investing or financing cash flows to report for the three and six months ended March 31, 2020 and 2019.

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

5

Off Balance Sheet Arrangements

As of March 31, 2020, we had no off balance sheet arrangements.

Going Concern

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $1,031,278 for the period July 21, 2008 (inception date) through March 31, 2020, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterola Biotech, Inc.

Date:	May 13, 2021

By: /s/ Tim Rogers Tim Rogers Title: Chief Executive Officer and Director

Date:	May 13, 2021

By: /s/ Larson Elmore Larson Elmore Title: Interim Chief Financial Officer, Vice Chairman, Secretary and Director

8