Form 10-Q
period 2020-06-30
ALTEROLA BIOTECH INC.
filed 2021-05-14
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

1

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2020 and September 30, 2019 (unaudited);

F-2	Statements of Operations for the three and nine months ended June 30, 2020 and 2019 (unaudited);
F-3	Statement of Stockholders’ Deficit for the period ended June 30, 2020

F-4	Statements of Cash Flow for the nine months ended June 30, 2020 and 2019 (unaudited);

F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2020 are not necessarily indicative of the results that can be expected for the full year.

3

ALTEROLA BIOTECH, INC.

BALANCE SHEETS

AS OF JUNE 30, 2020 AND SEPTEMBER 30, 2019

	June 30, 2020 (unaudited)	September 30, 2019
ASSETS
Current Assets
Funds held in attorney trust account	$15,274	$14,742
Total Current Assets	15,274	14,742

TOTAL ASSETS	$15,274	$14,742

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$35,995	$35,202
Accrued directors fees	270,000	180,000
Advances from related party	2,250	2,250
Total Current Liabilities	308,245	217,452

Total Liabilities	308,245	217,452

Stockholders’ Deficit
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common Stock, $.001 par value, 140,000,000 shares authorized, 116,980,000 shares issued and outstanding	116,980	116,980
Additional paid-in capital	651,587	651,587
Deficit accumulated	(1,061,538)	(971,277)
Total Stockholders’ Deficit	(292,971)	(202,710)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,274	$14,742

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2020 AND 2019

	Three months ended June 30, 2020	Three months ended June 30, 2019	Nine months ended June 30, 2020	Nine months ended June 30, 2019

REVENUES	$0	$0	$0	$0

OPERATING EXPENSES
Stock based compensation	0	0		36,000
Accounting and audit fees	250	250	10,750	750
Legal fees	0	0	4,034	(5,208)
Consulting fees	0	0	60,000	0
Directors fees	30,000	30,000	90,000	90,000
General and administrative expenses	0	0	4,477	459
TOTAL OPERATING EXPENSES	30,250	30,250	169,261	122,001

LOSS FROM OPERATIONS	(30,250)	(30,250)	(169,261)	(122,001)

OTHER INCOME (EXPENSE)
Miscellaneous sales	0	0	79,000	0
Interest expense	(0)	(0)		(249)
TOTAL OTHER INCOME (EXPENSE)	(0)	(0)	79,000	(249)

PROVISION FOR INCOME TAXES	0	0	0	0

NET INCOME (LOSS)	$(30,250)	$(30,250)	$(90,261)	$(122,250)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	116,980,000	114,980,000	116,980,000	114,980,000

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)

FOR THE PERIOD ENDED JUNE 30, 2020

	Common stock
	Shares	Amount	Additional paid-in Capital	Accumulated Deficit	Total
Balance, September 30, 2018	115,980,000	$115,980	$541,028	$(712,575)	$(55,567)
Capital contribution from forgiveness of debt			21,559		21,559
Common stock issued for services	1,000,000,	1,000	89,000		90,000
Net income (loss) for the period ended September 30, 2019				(258,702)	(258,702)
Balance, September 30, 2019	116,980,000	$116,980	$651,587	$(971,277)	$(202,710)
Net income (loss) for the period ended June 30, 2020				(90,261)	(90,261)
Balance, June 30, 2020	116,980,000	$116,980	$651,587	$(1,061,538)	$(292,971)

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED JUNE 30, 2020 AND 2019

	Nine months ended June 30, 2020	Nine months ended June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(90,261)	$(122,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation		36,000
Changes in assets and liabilities:
Increase (decrease) in accounts payable	90,793	84,501
Increase (decrease) in accrued interest	0	249
Increase (decrease) in advance from related party	0	1,500
Increase (decrease) in due from attorney	(532)	0
Net Cash Used by Operating Activities	0	0

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intellectual property	0	0
Website development	0	0
Net Cash Used by Investing Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	0	0
Net Cash Provided by Financing Activities	0	0

Net Increase (Decrease) in Cash and Cash Equivalents	0	0

Cash and cash equivalents, beginning of period	0	0
Cash and cash equivalents, end of period	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

NON-CASH INVESTING AND FINANCING INFORMATION
Deferred financing costs related to notes payable	$0	$0

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2020

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

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Foreign Currency Translation

The financial statements are presented in US Dollars. Transactions with foreign subsidiaries where US dollars are not the functional currency will be recorded in accordance with Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830 Foreign Currency Transaction. According to Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income (loss) in accordance with ASC Topic 220, Comprehensive Income . Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations and comprehensive income (loss)

Revenue Recognition

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

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 – ACCOUNTS PAYABLE

Accounts payable consisted of the following at June 30, 2020 and September 30, 2019:

	June	September
Audit fees	$10,000	$10,0000
Accounting	6,350	5,600
Legal fees and transfer agent	19,645	19,602
Total Accrued Expenses	$35,995	$35,202

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

The Company has 116,980,000 and 116,980,000 shares of common stock issued and outstanding as of June 30, 2020 and September 30, 2019 respectively. There are no shares of preferred stock issued and outstanding as of June 30, 2020 and September 30, 2019.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2020

NOTE 5- INCOME TAX

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset. The income tax effects of the Tax Cuts and Jobs Act have been completed in accordance with FASB ASC 740.

The provision for income tax consists of the following components at June 30, 2020 and 2019:

	2020	2019
Current:
Federal income taxes (benefit)	(30,689)	$(31,280)
State income taxes	—	—
Deferred Benefit from net operating loss	30,689	31,280
	$—	$—

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	2020	2019
Expected tax expense (benefit) using regular rates	$30,689	$31,280
State minimum tax
Valuation allowance	(30,689)	(31,280)
Tax Provision	$—	$—

The Company has loss carry forwards totaling $1,086,829 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2028 and 2039. The change in control may limit the amount of loss carryforward that may be utilized.

At June 30, 2020 and September 30, 2019, the significant components of the deferred tax assets are summarized below:

	June 30,2020	September 30, 2019
Deferred income tax asset
Net operation loss carryforwards	369,522	342,511
Total deferred income tax asset	369,522	342,511
Less: valuation allowance	(369,522)	(342,511)
Total deferred income tax asset	$—	$—

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

During the period ended June 30, 2020, the Company accrued director’s fees payable of $270,000.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2020

NOTE 7 – LIQUIDITY & GOING CONCERN

Alterola has negative working capital of $292,971, has incurred losses since inception of $1,061,538, and has not received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 8 – OTHER INCOME

Other income of $79,000 consists of payments received from third parties for effecting a change in stock symbol.

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

On January 19, 2021, the Company entered into an Stock Transfer Agreement (the “Agreement”) with ABTI Pharma Limited, a company registered in England and Wales (“ABTI Pharma”), pursuant to which the Company will acquire all of the outstanding shares of capital stock of ABTI Pharma from its shareholders in exchange for 600,000,000 shares of the Company pro rata to the ABTI Pharma shareholders. The shares have been issued in anticipation of the closing and the transaction will close upon the ABTI Pharma Limited Shares being transferred to the Company which will occur upon the filing by the Company of its outstanding annual report and form 10-K for 2019, and its quarterly reports for 2020, that are anticipated to be filed by March 30th2021. Pursuant to the Agreement, the Company will provide funding to ABTI Pharma to pay for operating expenses including salaries, office expenses and additional expenses or projects in the amount of US$500,000 within fifteen (15) days from closing the Agreement and shall fund an additional US $200,000 every 30 days thereafter until a total funding of US $1,100,000 has been delivered

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Three and Nine Months Ended June 30, 2020 and 2019

We have generated no revenues since inception and we do not anticipate earning revenues until such time that we are able to market and sell our products.

We incurred operating expenses of $30,250 for the three months ended June 30, 2020, compared with $30,250 for the three months ended June 30, 2019. We incurred operating expenses of $169,261 for the nine months ended June 30, 2020, compared with $122,001 for the nine months ended June 30, 2019.

Our operating expenses for the nine months ended June 30, 2020 mainly consisted of $90,000 in director fees, $60,000 in consulting fees, and $10,750 in accounting and audit fees. Our operating expenses for the nine months ended June 30, 2019 mainly consisted of $90,000 in Directors fees and $36,000 in stock based compensation.

We recorded other expense of $0 for the three months ended June 30, 2020, as compared with $0 in interest expense for the three months ended June 30, 2019. We recorded other income of $79,000 for the nine months ended June 30, 2020, as compared with $249 in interest expense for the nine months ended June 30, 2019.

We recorded a net loss of $30,250 for the three months ended June 30, 2020, compared with a net loss of $30,250 for the three months ended June 30, 2019. We recorded a net loss of $90,261 for the nine months ended June 30, 2020, compared with a net loss of $122,250 for the nine months ended June 30, 2019.

Liquidity and Capital Resources

As of June 30, 2020, we had $15,274 in current assets and currently liabilities of $308,245. We had a working capital deficit of $292,971 as of June 30, 2020.

We had no operating, investing or financing cash flows to report for the three and nine months ended June 30, 2020 and 2019.

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

5

Off Balance Sheet Arrangements

As of June 30, 2020, we had no off balance sheet arrangements.

Going Concern

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $1,061,538 for the period July 21, 2008 (inception date) through June 30, 2020, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterola Biotech, Inc.

Date:	May 14, 2021

By: /s/ Tim Rogers Tim Rogers Title: Chief Executive Officer and Director

Date:	May 14, 2021

By: /s/ Larson Elmore Larson Elmore Title: Interim Chief Financial Officer, Vice Chairman, Secretary and Director

8