Form 10-K
period 2020-09-30
ALTEROLA BIOTECH INC.
filed 2021-05-20
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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

Acquisition of ABTI Pharma

On January 19, 2021, we entered into an Stock Transfer Agreement (the “Agreement”) with ABTI Pharma Limited, a company registered in England and Wales (“ABTI Pharma”), pursuant to which the Company will acquire all of the outstanding shares of capital stock of ABTI Pharma from its shareholders in exchange for 600,000,000 shares of the Company pro rata to the ABTI Pharma shareholders. The shares have been issued in anticipation of the closing and the transaction will close upon the ABTI Pharma Limited Shares being transferred to the company which will occur upon the filing by the company of its outstanding annual report and Form 10-K for 2020.and its quarterly report for the period 01 Oct 2020 to 31 December 2020.

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

Operations of ABTI Pharma

ABTI Pharma Ltd is a UK-based pharmaceutical company developing cannabinoid, cannabinoid-like, and non- cannabinoid pharmaceutical active pharmaceutical ingredients (APIs), pharmaceutical medicines made from cannabinoid, cannabinoid-like, and non-cannabinoid APIs and targeting European novel food approval of cannabinoid-based, cannabinoid-like and non-cannabinoid ingredients and products .In addition, the company is seeking to develop such bulk ingredients for supply into the cosmetic sector.

ABTI Pharma Ltd is a UK-based pharma company working with cannabinoid and cannabinoid like molecules. It has three areas of focus:

1)  Development of regulated pharmaceuticals (human and animal health) and regulated food products. This has been achieved via the strategic acquisition of Phytotherapeutix Ltd.

2)  Production of low cost of goods Active Pharmaceutical Ingredient (API) and food-grade ingredients (supported by the strategic acquisition of Ferven Ltd), and

3)  Formulation, and drug delivery, providing improved bioavailability, solubility and stability (supported by the exclusive licensing of IP and technology from Nano4M Ltd).

Phytotherapeutix Ltd, is a company which has been acquired, which has generated a number of molecules with patents pending, some of which have demonstrable pharmacological activity, similar to that of CBD. This means that some of these molecules are anticipated to have a similar market potential to CBD across a range of therapeutic areas.

Ferven Ltd, is a company, which is looking to produce cannabinoids by fermentation. The exclusively licensed organism has the potential to be genetically modified to produce multiple cannabinoids at a very low cost of goods. It is anticipated that the selected genetically modified organisms will grow very quickly, which in turn, reduces the cost of production.

Nano4M Ltd is a company which has exclusively licensed its nano-formulation patents and know-how to ABTI Pharma Ltd.

Additionally, in principle agreements have been reached to bring a number of other IP-protected technologies into Alterola via the deal with ABTI Pharma.

ABTI Pharma management has extensive proven experience, know-how and connections in the cannabinoid medicines sector, and is looking to utilize this knowledge and experience for the development of such medicines from existing cannabinoids and cannabinoid-like molecules.

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

We are aware of a number of companies that are engaged in cannabinoid-based drug development. In addition, several other U.S.-based companies are in early stage discovery and preclinical development utilizing synthetic and/or plant- derived cannabinoids such as CBD and/or THC.

Non-Pharmaceutical Sector

Due to Federal regulation, it is not currently possible to develop THC or CBD-containing products for non- pharmaceutical use (e.g. as food ingredients or dietary supplements) in the USA. However, it is possible to develop cannabinoid- containing ingredients and products in the food sector in Europe through the Novel Food Approvals route.

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

Intellectual Property:

Through the acquisition of ABTI Pharma, Alterola has acquired ABTI Pharma’s IP portfolio, which includes:

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

In addition, ABTI Pharma have in principle agreements to bring in additional complimentary technologies with incumbent IP.

Regulatory Matters Pharmaceuticals USA

As a development stage company that intends to have its pipeline drug candidates approved in the U.S., we are subject to extensive regulation by regulatory agencies. The U.S. Food, Drug, and Cosmetic Act and its implementing regulations set forth, among other things, requirements for the research, testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record keeping, reporting, distribution, import, export, advertising and promotion of our drugs (medicines). Generally, our activities in other countries will be subject to regulations that are similar in nature and scope as those in the United States, although there can be important differences. Additionally, some significant aspects of regulation in the European Union are addressed in a centralized way through the European Medicines Agency (“EMA”) and the European Commission, but country- specific regulation remains essential in many respects. The process of obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be successful.

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

While cannabis is a Schedule I controlled substance, drugs approved for medical use in the United States that contain cannabis or cannabis extracts must be placed in Schedules II-V, since approval by the FDA satisfies the “accepted medical use” requirement. If any of our pipeline drug candidates will receive approval by the FDA, it must be listed by the DEA as an appropriately scheduled controlled substance to be allowed for commercialization.

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

Our pipeline candidates may be developed or approved through the Centralized Procedure or Decentralized Procedure through the or through the Mutual Recognition Procedure (MRP) through the European Medicines Agency (“EMA”) and the European Commission; however it should be noted that country-specific regulation remains essential in many respects. The process of obtaining regulatory marketing approvals and the subsequent compliance with the appropriate national, federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be successful.

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

Japan

It is the company’s intention have its pipeline drug candidates in due course approved in Japan and hence we are subject to extensive regulation by the pharmaceutical regulatory authority of Japan: the Pharmaceutical and Food Safety Bureau (PFSB) of the Japanese Ministry of Health, Labor and Welfare (MHLW), and the Japanese applicable local laws and regulations.

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

The process of obtaining regulatory marketing approvals and the subsequent compliance with the appropriate national and local statutes and regulations of Japan require the expenditure of substantial time and financial resources and we may not be successful.

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

The process of obtaining regulatory marketing approvals and the subsequent compliance with the appropriate national, federal, state, local and foreign statutes and regulations of other countries (ex-US, Europe and Japan) require the expenditure of substantial time and financial resources and we may not be successful.

The Regulatory Process for the approval of New Medicines

The company operate in a highly controlled new drugs / medicines regulatory environment. Strict regulations establish requirements relating to demonstration of quality, safety and efficacy of a medicine. Regulations also cover preclinical and clinical research and development, manufacturing and reporting procedures, both pre- and post- approval. Failure to comply with regulations can result in stringent sanctions, including product recalls, withdrawal of approvals, seizure of products and criminal prosecution. Further, many countries have stringent regulations relating to the possession and use of cannabis or cannabinoid or cannabis-based medicines.

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

Additionally, if we have pipeline candidate failures, we may also be expected to experience challenges, delays or even the inability to obtain additional financing at acceptable terms and conditions to develop these or other drug candidates.

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

Preclinical tests include in vitro and in vivo evaluation of the drug candidate, including animal studies to assess potential safety and efficacy. Certain preclinical tests must be conducted in compliance with good laboratory practice regulations. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring them to be replicated. In addition, non-clinical studies (Chemistry and Manufacturing Controls, CMC) are undertaken to evaluate a new drug’s chemistry, and to determine, amongst other things, the active ingredients’ and finished product formulation’s stability and batch-to-batch reproducibility.

After laboratory analysis and preclinical testing, a Sponsor files an Investigational New Drug Application, or IND, to begin clinical development (clinical trials in humans). Typically, a manufacturer conducts a three-phase human clinical development program which itself is subject to numerous laws and regulatory requirements, including adequate monitoring, reporting, record keeping and informed consent. In Phase I, small clinical trials are conducted to determine the safety and tolerability of drug candidates. In Phase II, clinical trials are conducted to assess safety and gain preliminary evidence of the efficacy of drug candidates, and to determine appropriate dose ranges in patients with the target indication. In Phase III, clinical trials are conducted in appropriate patient populations to provide sufficient data for the statistically valid evidence of safety and efficacy. The time and expense that will be required for us to perform this clinical development can vary and is substantial. We cannot be certain that we will successfully complete Phase I, Phase II or Phase III clinical trials within any specific period, if at all. Furthermore, the FDA, the IRB are responsible for approving and monitoring the clinical trials at a given site, the Data Safety Monitoring Board, where one is used, or we may suspend the clinical trials at any time on various grounds, including a finding that subjects or patients are exposed to unacceptable health risk. Given that a number of our clinical trials are likely to be performed using drug candidates containing controlled substances, there is the added requirement for compliance with DEA regulations (or equivalent competent authority in ex-US countries where the preclinical studies and clinical trials may be conducted). DEA requirements for State and Federal DEA Registration for receipt, storage and dispensing of controlled substances vary from state to state and the DEA Registration process can be lengthy and requirement multiple site visits by DEA personnel. This is further complicated if the controlled substance needs temperature regulation as well as controlled access / storage. Failure to gain or delay to gaining the necessary DEA registrations at one or more non-clinical (CMC), laboratory or manufacturing or packaging or labelling sites. preclinical study sites, analytical laboratories or clinical trial sites may delay the delivery of materials to key stakeholders. For example, delay of delivery of investigational product to a clinical trial site, may ultimately delay the initiation, conduct or completion of clinical trials critical for the approval of the product. These failures or delays may delay also the development of other drug candidates and hinder our ability to develop and / or conduct related preclinical studies and clinical trials. Additionally, if we have failures or delays in DEA registrations in pivotal or critical programs, we may also be expected to experience challenges, delays or even the inability to obtain additional financing at acceptable terms and conditions to develop these or other drug candidates.

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

Orphan drug designation must be requested before submission of an application for marketing approval. Products that qualify for orphan designation may also qualify for other FDA programs that are intended to expedite the development and approval process and, as a practical matter, clinical trials for orphan products may be smaller, simply because of the smaller patient population. Nonetheless, the same approval standards apply to orphan- designated products as for other drugs. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Centralized Procedure (CP)

The advantage of the centralized procedure is that it requires a single application which, if successful, results in a single marketing authorization with the same product information available in all EU languages and valid in all EU member states / countries, as well as Iceland, Liechtenstein, and Norway. The scientific assessment of the marketing authorization application is carried out by the Committee on Human Medicinal Products (CHMP). The scientific review process consists of alternating periods of active evaluation and periods during which the clock is stopped in order to give the applicant time to resolve any issues identified during the evaluation. In total, the duration of the process is up to 210 ‘active’ days before an opinion is issued by the CHMP. Once an opinion has been given, it is forwarded to the European Commission which then has 67 days to issue a legally binding decision on the marketing authorization.

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

Orphan Drug Designation in Europe

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

To qualify for orphan designation in Europe, a medicine must meet a number of criteria:

•	it must be intended for the treatment, prevention or diagnosis of a disease that is life-threatening or chronically debilitating;
•	the prevalence of the condition in the EU must not be more than 5 in 10,000 or it must be unlikely that marketing of the medicine would generate sufficient returns to justify the investment needed for its development;
•	no satisfactory method of diagnosis, prevention or treatment of the condition concerned can be authorized, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition

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

In general, the process is as follows: (1) The applicant submits a Novel Food application; (2) the application is reviewed and if compliant validated by the European Commission to see if it falls within the scope of Novel Food Regulation (EU) 2015 / 2283 (EC validity check); (3) the European Food Standards Agency (EFSA) undertakes a suitability check to see if the application fulfils the requirements of article 10(2) of (EU) 2015 / 2283; (4) EFSA reviews and performs a risk assessment and gives an opinion within 9 months of receipt of a valid application (5) the EC drafts an implementing act authorizing the placement on the market of a Novel Food and updating the EU list, within 7 months of the EFSA opinion. This process can take approximately 18 months from receipt of a valid application, although it can take longer in some cases.

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

Under the FD&C Act, cosmetic products and ingredients are not subject to premarket approval by FDA, except for most color additives. Certain cosmetic ingredients are prohibited or restricted by regulation, but currently that is not the case for any cannabis or cannabis-derived ingredients. Ingredients not specifically addressed by regulation must nonetheless comply with all applicable requirements, and no ingredient – including a cannabis or cannabis-derived ingredient – cannot be used in a cosmetic if it causes the product to be adulterated or misbranded in any way. A cosmetic generally is adulterated if it bears or contains any poisonous or deleterious substance which may render it injurious to users under the conditions of use prescribed in the labeling, or under such conditions of use as are customary or usual (section 601(a) of the FD&C Act [21 U.S.C. § 361(a)]).

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

Europe

The use of CBD in cosmetics is harmonised within the European Cosmetic Regulation 1223/2009 , under entry 306 ‘Narcotics, natural and synthetic’ of Annex II , and has been for some time. The regulation prohibits use of cannabis and cannabis extracts in cosmetics, as they are controlled substances in Schedule I of the 1961 Single Convention on Narcotic Drugs. However, CBD specifically is not referenced in this convention. At the beginning of 2019, the European Commission (EC) added two entries to its database of cosmetics ingredients for CBD to differentiate between: CBD “derived from extract or tincture or resin of cannabis” and CBD “synthetically produced”. Both entries contain the same text: “Cannabidiol (CBD) as such, irrespective of its source, is not listed in the Schedules of the 1961 Single Convention on Narcotic Drugs. However, it shall be prohibited from use in cosmetic products (II/306) if it is prepared as an extract or tincture or resin of Cannabis in accordance with the Single Convention. Please note that national legislations on controlled substances may also apply.” Essentially, use of naturally-derived CBD from cannabis plants is prohibited in the EU but use of hemp-derived or synthetically-produced CBD is allowed. However, the Single Convention’s banned ingredients list does not include cannabis seeds or leaves without tops, meaning use of CBD derived from these parts of the cannabis plant is not currently prohibited.

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

We currently have no drug products on the market, and none of our drug development projects / pipeline drug candidates has reached preclinical study or clinical trial status. Our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of our pipeline drug candidates. Investors need to be aware that substantial additional investments including preclinical and clinical development and regulatory approval efforts will be required before we are permitted to market and commercialize our pipeline drug candidates, if ever. It may be several years before we can commence clinical trials, if ever. Any clinical trial will be subject to extensive and rigorous review and regulation by numerous government authorities in the United States, the European Union, and other jurisdictions where we intend, if approved, to market our pipeline drug candidates. Before obtaining regulatory approvals for any of our pipeline drug candidates, we must demonstrate through preclinical testing and clinical trials that the pipeline drug candidate is safe and effective for its specific application. This process can take many years and may include post- marketing studies and surveillance, which would require the expenditure of substantial resources. Of the large number of drugs in development for approval in the United States, European Union (and the rest of the world), only a small percentage will successfully complete the FDA regulatory approval process or be granted authorization to be marketed in the European Commission or the other competent authorities in the European Union (“EU”) Member States, or the rest of the world. Accordingly, even if we obtain the sufficient financing to fund our planned research, development and clinical programs, we cannot assure you that any of our pipeline drug candidates will be successfully developed or commercialized.

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

Our drug development projects, if approved, may be unable to achieve the expected market acceptance and, consequently, limit our ability to generate revenue

Even when drug development is successful and regulatory approval has been obtained, our ability to generate significant revenue depends on the acceptance of our (then) approved medicines by physicians, prescribers and patients. We cannot assure you that any of our pipeline drug candidates will achieve the expected market acceptance and revenue, if and when we obtain the regulatory approvals. The market acceptance of any drug depends on a number of factors, including the indication statement and warnings approved by regulatory authorities for the drug label, continued demonstration of efficacy and safety in commercial use, physicians’ / prescribers willingness to prescribe the drug, reimbursement from third-party payers such as government health care systems and insurance companies, the price of the drug, the nature of any post-approval risk management plans mandated by regulatory authorities, competition, and marketing and distribution support. Any factors preventing or limiting the market acceptance of our drugs could have a material adverse effect on our business, results of operations and financial condition.

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

We are not permitted to market our drug candidates as medicines in the United States or the European Union or other countries until we receive approval of a New Drug Application (“NDA”) from the FDA or a Marketing Authorization Application (“MAA”) from the European Commission, respectively, or in any foreign countries until we receive the approval from the regulatory authorities of such countries. Prior to submitting an NDA to the FDA or an MAA to the EMA for approval of our drug candidates we will need to have completed our preclinical studies and clinical trials. Successfully completing any clinical program and obtaining approval of an NDA or MAA is a complex, lengthy, expensive and uncertain process, and the FDA or EMA (or other country medicines regulatory body) may delay, limit or deny approval of pipeline drug candidates for many reasons, including, among others, because:

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

Any of these factors, many of which are beyond our control, could increase development time and / or costs or jeopardize our ability to obtain regulatory approval for our drug candidates.

We may apply for orphan drug status granted by the FDA and / or EMA for some of our drug candidates for the treatment of rare diseases.

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

Whilst the company may wish to apply for ODDs for some or all of its pipeline drug candidates, there is no guarantee that FDA or EMA (or any other international regulatory body) will grant an ODD for any of the company’s pipeline drug candidates.

Our drug candidates may become subject to controlled substance laws and regulations in the U.S.

While cannabis and some cannabinoids are controlled substances under the CSA in the United States, we plan to initially focus our drug development projects using cannabinoids and other molecules that are produced from a variety of sources: (1) produced via chemical synthesis and / or (2) produced biosynthetically and / or (3) produced via botanical means.

A number of cannabinoid-containing medicines, such as Marinol® or Syndros® (containing dronabinol), or Epidiolex (containing botanically-derived cannabidiol) or Cesamet® (containing nabilone) have been approved by the FDA for variousindications.

In the USA, while plant-derived cannabinoids – during development - are categorized as Schedule I substances under the CSA, the scheduling changes once a medicine has been approved by the FDA.

Marinol®, a capsule formulation which contains synthetic tetrahydrocannabinol, or THC when formulated is a Schedule III medicine. Syndros® (which also contains synthetic THC, dronabinol) is a liquid formulation as is classified as Schedule II.

Epidiolex® was initially a Schedule V medicine when it was introduced in 2018, but was descheduled by the DEA in 2020.

It is our intention to produce pipeline drug candidates via synthetic, and / or biosynthetic and / or botanical means, which may produce complex extracts or purified drug substance as API.

Depending upon the content of our selected API(s), and their subsequent controlled drug status in the USA, and if the company conducts preclinical studies or clinical trials in the United States, we will become subject to the CSA laws and regulation in addition to FDA regulations.. If the Company decides to proceed with APIs which are controlled drugs, it will evaluate where it is best to conduct its research and preclinical and clinical trials. This may or may not be the USA.

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

While cannabis and certain of its derivatives and certain cannabinoids are Schedule I controlled substances, drugs approved for medical use in the United States that contain cannabis, cannabis extracts or certain cannabinoids must be placed in Schedules II - V, since approval by the FDA satisfies the “accepted medical use” requirement. If, and when any of our pipeline drug candidates receive FDA approval, for those that are considered controlled substances under the CSA, the DEA will make a scheduling determination and place it in a schedule other than Schedule I for it to be prescribed for patients in the United States. If approved by the FDA, depending upon the products potential for abuse amongst other factors, we expect the finished dosage forms of any of our pipeline drug candidates to be listed by the DEA as a Schedule II-V controlled substance. Consequently, their manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use will be subject to a significant degree of regulation by the DEA (in the USA) and the corresponding competent authorities around the world. The scheduling process may take one or more years beyond FDA approval in the USA, thereby significantly delaying the launch of our drugs / medicines. However, the DEA must issue a temporary order scheduling the drug within 90 days after the FDA approves the drug and the DEA receives a scientific and medical evaluation and scheduling recommendation from the Department of Health and Human Services. Furthermore, if the FDA, DEA or any foreign regulatory authority determines that any of our drugs may have potential for abuse, it may require us to generate more clinical data than that which is currently anticipated, which could increase the cost and/or delay the launch of our drugs / medicines or APIs (or food or cosmetic ingredients outside of the USA).

Clinical trials of cannabinoid-based drug candidates are novel with very limited or non-existing history; we face a significant risk that the trials will not result in commercially viable drugs and treatments.

At present, there is only a very limited documented clinical trial history from which we can derive any scientific conclusions for our drug pipeline candidates, or prove that our present assumptions for the current and planned research are scientifically compelling. The API content of the Investigational Medicinal Products (IMPs) can vary from one IMP to another – hence it is not necessarily possible to extrapolate results from studies with one product and predict efficacy of safety with another product containing a similar API a different source. Whilst the principal cannabinoid component may be similar, the APIs may differ in terms of minor cannabinoid content, impurity profiles or degradant profiles. While we are encouraged by the results of clinical trials by others (where they exist), there can be no assurance that any preclinical study or clinical trial will result in producing results which will lead to commercially viable drugs or treatments.

Clinical trials are expensive, time consuming and difficult to design and implement. We, as well as the regulatory authorities may suspend, delay or terminate our clinical trials at any time, may require us, for various reasons, to conduct additional clinical trials, or may require a particular clinical trial to continue for a longer duration than originally planned, including, among others:

▪	lack of effectiveness of any API, formulation or delivery system during clinical trials;
▪	discovery of serious or unexpected toxicities or side effects experienced by trial participants or other safety issues;
▪	slower than expected rates of subject recruitment and enrollment rates in clinical trials;
▪	delays or inability in manufacturing or obtaining sufficient quantities of GMP-grade materials for use in clinical trials due to regulatory and manufacturing constraints;
▪	delays in obtaining regulatory authorization to commence a trial, including Institutional Review Board (“IRB”) approvals or DEA approvals, licenses required for obtaining and using cannabis , cannabis-derived cannabinoid or cannabinoid-like substances for research, either before or after a trial is commenced;

▪	unfavorable results from ongoing pre-clinical studies and clinical trials;
▪	patients or investigators failing to comply with clinical trial protocols;
▪	patients failing to return for post-treatment follow-up at the expected rate;
▪	sites participating in an ongoing clinical trial withdraw, requiring us to engage new sites;
▪	third-party clinical investigators decline to participate in our clinical trials, do not perform the clinical trials on the anticipated schedule, or act in ways inconsistent with the established investigator agreement, clinical trial protocol, good clinical practices, and other IRB requirements;
▪	third-party entities do not perform data collection and analysis in a timely or accurate manner or at all; or
▪	regulatory inspections of our clinical trials require us to undertake corrective action or suspend or terminate our clinical trials.

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

Before conducting testing in humans of a drug that has not been approved by the FDA, we will need to submit an investigational new drug (“IND”) application to the FDA (or a Clinical Trial Authorisation (CTA) to the EMA). Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution. Failure to comply with similarly applicable regulatory requirements in other countries may also subject a company to a variety of administrative or judicial sanctions within their country.

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

The emerging markets for cannabinoid-containing or cannabis-derived medicines and medical research and development is and will likely remain competitive. The development and commercialization of drugs / medicines is highly competitive. We compete with a variety of multinational pharmaceutical companies and specialized biotechnology companies, as well as products and processes being developed by universities and other research institutions. Many of our competitors have developed, are developing, or will develop drugs and processes which may be competitive with our drug candidates. Competitive therapeutic treatments include those that have already been approved by medicines regulators and accepted by the medical community and any new treatments that may enter the market. For some of our drug development programs / areas of therapeutic interest, other treatment options are currently available, under development, and may become commercially available in the future. If any of our pipeline drug candidates is approved for the diseases and conditions we are currently pursuing, they may compete with a range of medicines / therapeutic treatments that are either in development, will be developed in the future or currently marketed.

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

Our pipeline drug candidates may compete with other cannabinoid or cannabis-based drugs, in addition to competing with state-licensed medical and recreational marijuana, in markets where the recreational and/or medical use of marijuana is legal. There is continuing support in the USA for further state legalization of marijuana. In markets where recreational and/or medical marijuana is not legal, our pipeline drug candidates, once approved by regulators, may compete with marijuana or marijuana-based products purchased in the illegal drug market. This may or may not affect the commercial price that we may be able to achieve for our cannabinoid-containing or other non-cannabinoid-containing regulatory-approved medicines, should they be approved by the FDA.

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

If any of our cannabinoid-containing or cannabis-based pipeline drug candidates are controlled substances and are approved in the United States, they will be subject to ongoing regulatory requirements including federal and state requirements. As a result, we and our collaborators and/or joint venture partners must continue to expend time, money and effort in all areas of regulatory compliance, including, if applicable, manufacturing, production, quality control and assurance, preclinical research and development and, of upmost importance, clinical trials. We will also be required to report certain adverse reactions and production problems, if any and applicable, to the FDA, and to comply with advertising and promotion requirements for our cannabinoid-containing drug candidates.

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

Our failure to be able to out-licence some or all of our pipeline drug candidates could harm our plan of operations.

The cost of drug development is high and the attrition rate of new drug pipeline candidates is also high during the drug development process. In order to help fund the development of some of our pipeline drug candidates, the company may wish / need to out-licence some of its assets to other (big) pharmaceutical or biotechnology companies. The aim of such out-licensing would be generate funds for the company which may take the form of up-front payments and / or milestone payments and / or royalties. Such decisions will be taken on a case-by-case basis, as the opportunity arises or is required.

There is no guarantee that the company will generate pipeline drug candidates which are suitable for out-licensing. In addition, even if the company does produce pipeline drug candidates that are suitable for out-licensing there is no guarantee that the company will be successful in being able to identify potential licencees and successfully negotiate such out-licensing agreements, on agreeable terms if and when required. Any failure to secure such out-licensing agreements may materially affect our ability to finance or develop and / or commercialize one or more of our pipeline drug candidates. Any such failure may materially adversely affect our business.

Our failure to be able to enter Research and Development (R & D) Collaboration Agreements or Joint Venture (JV) Agreements for some or all of our pipeline drug candidates could harm our plan of operations

As mentioned above, the cost of drug development is high. In order to help fund the development of some of our pipeline drug candidates, the company may wish to enter into Research and Development Collaboration Agreements or Joint Venture Agreements with other (big) pharmaceutical or biotechnology companies to help research and develop some of its assets and for those companies pay for some or all of the associated R & D costs. The aim of such Collaboration or JV agreements would be to offset some of the company’s R & D costs. Depending upon the outcome of such R & D or JV Agreements, it may lead to the opportunity to outlicence one or more of the assets investigated under the Collaboration Agreement to the same other (big) pharmaceutical or biotechnology company who may be our R &D Collaboration / JV partner. If successful, this may generate funds for the company which may take the form of up-front payments and / or milestone payments and / or royalties. Such decisions will be taken on a case-by-case basis, as the opportunity arises or is required.

There is no guarantee that the company will generate pipeline drug candidates which are suitable for R & D Collaborations or JV Agreements. In addition, even if the company does produce pipeline drug candidates that are suitable for such collaborations or JVs, there is no guarantee that the company will be successful in being able to identify potential R & D collaboration partners or JV partners and successfully negotiate such collaboration or JV agreements, on agreeable terms if and when required. Depending upon the financial status of the company, any failure to secure such collaboration or JV agreements agreements may materially affect our ability to finance or develop and / or commercialize one or more of our pipeline drug candidates. Any such failure may materially adversely affect our business.

COVID-19 pandemic

The recent novel coronavirus (COVID-19) pandemic has impacted business across the world and the current situation or worsening of the current situation or any future similar situation could further impact our future operations and the operations of our third-party suppliers, manufacturers, and CROs as a result of quarantines, facility closures, travel and logistics restrictions, and other limitations in connection with the outbreak. While we expect this to be temporary, there is uncertainty around its duration and its broader impact.

It is also possible that other future possible non-COVID-19 pandemics may similarly impact the business in the future.

Item 2. Properties

We do not own any real property. We maintain our corporate offices at 47 Hamilton Square Birkenhead Merseyside CH41 5AR United Kingdom. One of the company directors has a beneficial ownership in the property, which is leased on “arms length” terms. .

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

Holders of Our Common Stock

Currently, we have approximately 115 holders of record of our common stock .

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

We did not issue any securities under any equity compensation plan as of September 30, 2020.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include but are not limited to: changes in economic conditions, global pandemics, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Results of Operations for the Year Ended September 30, 2020 and 2018

We generated no revenue for the period from July 21, 2008 (Date of Inception) until September 30, 2020. We do not anticipate earning revenues until such time that we are able to market and sell our products.

We had operating expenses of $329,511 for the year ended September 30, 2020, as compared with operating expenses of $258,453 for the year ended September 30, 2019. Our operating expenses for the year ended September 30, 2020 consisted of director fees of $120,000, stock based compensation of $130,000, consulting fees of $60,000 and accounting and audit fees of $11,000. Our operating expenses for the year ended September 30, 2019 consisted of director fees of $120,000, stock based compensation of $126,000, and accounting and audit fees of $11,000.

We anticipate our operating expenses will increase as we implement our business plan.

We had other income $79,000 for the year ended September 30, 2020, which consisted of third party consideration to the company for effecting a change in stock symbol, as compared with other expenses of $249 for the year ended September 30, 2019, which consisted of interest expense.

We recorded a net loss of $250,511 for the year ended September 30, 2020, as compared with a net loss of $258,702 for the year ended September 30, 2019.

Liquidity and Capital Resources

As of September 30, 2020, we had $15,273 in current assets and currently liabilities of $338,494. We had a working capital deficit of $323,221 as of September 30, 2020.

We had no operating, investing or financing cash flows to report for the years ended September 30, 2020 and 2019.

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

Off Balance Sheet Arrangements

As of September 30, 2020, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X: Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of September 30, 2020 and 2019;
F-3	Statements of Operations for the years ended September 30, 2020 and 2019;
F-4	Statement of Stockholders’ Deficit for the period ended September 30, 2020
F-5	Statements of Cash Flows for the years ended September 30, 2020 and 2019;
F-6	Notes to Financial Statements

AJ Robbins CPA, LLC Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Alterola Biotech, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alterola Biotech, Inc. (the Company) as of September 30, 2020 and 2019 and the related statements of operations, stockholders’ deficit and cash flows for each of the years then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 7 to the financial statements, the Company has negative working capital of $323,221, has incurred losses since inception of $1,221,788, and has not received any revenues These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

/s/AJ Robbins CPA LLC

We have served as the Company’s auditor since 2019.

Denver, Colorado March 23, 2021

aj@ajrobbins.com

400 South Colorado Blvd, Suite 870, Denver, Colorado 80246

(B)303-537-5898 (M)720-339-5566 (F)303-586-6261v

ALTEROLA BIOTECH, INC.

BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019

	September 30, 2020	September 30, 2019
ASSETS
Current Assets
Funds in attorney trust account	$15,273	$14,742
	15,273	14,742

TOTAL ASSETS	$15,273	$14,742

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$36,244	$35,202
Accrued directors fees	300,000	180,000
Advances from related party	2,250	2,250
Total Current Liabilities	338,494	217,452

Total Liabilities	338,494	217,452

Stockholders’ Deficit
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common Stock, $.001 par value, 140,000,000 shares authorized, 129,980,000 shares issued and outstanding – 2019 – 116,980,000	129,980	116,980
Additional paid-in capital	768,587	651,587
Accumulated deficit	(1,221,788)	(971,277)
Total Stockholders’ Deficit	(323,221)	(202,710)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,273	$14,742

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	Year ended September 30, 2020	Year ended September 30, 2019

REVENUES	$—	$—

OPERATING EXPENSES
Stock based compensation	130,000	126,000
Accounting and audit fees	11,000	11,000
Consulting fees	60,000	—
Legal fees	4,034	930
Directors fees	120,000	120,000
General and administrative expenses	4,477	523
TOTAL OPERATING EXPENSES	329,511	258,453

LOSS FROM OPERATIONS	(329,511)	(258,453)

OTHER INCOME (EXPENSE)
Miscellaneous sale	79,000	—
Interest expense	—	(249)
TOTAL OTHER INCOME (EXPENSE)	79,000	(249)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(250,511)	$(258,702)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	118,063,333	116,563,333

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD ENDED SEPTEMBER 30, 2020

	Common stock
	Shares	Amount	Additional paid-in Capital	Accumulated Deficit	Total
Balance, September 30, 2018	115,980,000	$115,980	$541,028	$(712,575)	$(55,567)
Capital contribution from forgiveness of debt			21,559		21,559
Common stock issued for services	1,000,000,	1,000	89,000		90,000
Net loss for the period ended September 30, 2019				(258,702)	(258,702)
Balance, September 30, 2019	116,980,000	$116,980	$651,587	$(971,277)	$(202,710)
Common stock issued for services	13,000,000	13,000	117,000		130,000
Net loss for the period ended September 30, 2020				(250,511)	(250,511)
Balance, September 30, 2020	129,980,000	$129,980	$768,587	$(1,221,788)	$(323,221)

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	Year ended September 30, 2020	Year ended September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(250,511)	$(258,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	130,000	126,000
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	121,042	130,953
Increase (decrease) in accrued interest	0	249
Increase (decrease) in advance from related party	0	1,500
Increase (decrease) in due from attorney	(531)	0
Net Cash Used by Operating Activities	0	0

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intellectual property	0	0
Website development	0	0
Net Cash Used by Investing Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	0	0
Net Cash Provided by Financing Activities	0	0

Net Increase (Decrease) in Cash and Cash Equivalents	0	0

Cash and cash equivalents, beginning of period	0	0
Cash and cash equivalents, end of period	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

NON-CASH INVESTING AND FINANCING INFORMATION
Prepaid stock compensation	$0	$0

See accompanying notes to financial statements

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

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

Foreign Currency Translation

The financial statements are presented in US Dollars. Transactions with foreign subsidiaries where US dollars are not the functional currency will be recorded in accordance with Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830 Foreign Currency Transaction. According to Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income (loss) in accordance with ASC Topic 220, Comprehensive Income . Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations and comprehensive income (loss )

Revenue Recognition

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. As of and for the year ended September 30, 2020, the financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.

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

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2020 and September 30, 2019:

	2020	2019
Audit fees	$10,000	$10,000
Accounting	6,600	5,600
Legal fees and transfer agent	19,644	19,602
Total Accrued Expenses	$36,244	$35,202

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

During the year ended September 30, 2020, the Company issued 13,000,000 shares of common stock to an officer for services rendered with a deemed value of services provided of $130,000.

The Company has 129,980,000 and 116,980,000 shares of common stock issued and outstanding as of September 30, 2020 and September 30, 2019 respectively. There are no shares of preferred stock issued and outstanding as of September 30, 2020 and September 30, 2019.

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

NOTE 5- INCOME TAX

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset. The income tax effects of the Tax Cuts and Jobs Act have been completed in accordance with FASB ASC 740.

The provision for income tax consists of the following components at September 30, 2020 and 2019:

	2020	2019
Current:
Federal income taxes (benefit)	(85,174)	$(82,472)
State income taxes	—	—
Deferred Benefit from net operating loss	85,174	82,472
	$(0)	$(0)

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	2020	2019
Expected tax expense (benefit) using regular rates	$85,174	$82,472
State minimum tax
Valuation allowance	(85,174)	(82,472)
Tax Provision	$—	$—

The Company has loss carry forwards totaling $1,274,034 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2028 and 2039.

At September 30, 2020 and 2019, the significant components of the deferred tax assets are summarized below:

	2020	2019
Deferred income tax asset
Net operation loss carryforwards	433,172	342,511
Total deferred income tax asset	433,172	342,511
Less: valuation allowance	(433,172)	(342,511)
Total deferred income tax asset	$—	$—

The federal income tax returns of the Company for 2020 and 2019 are subject to examination by the IRS, generally for three years after they were filed.

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

During the year ended September 30, 2020, the Company accrued director’s fees payable of $300,000.

NOTE 7 – LIQUIDITY & GOING CONCERN

Alterola has negative working capital of $323,221, has incurred losses since inception of $1,221,788, and has not received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company analyzed its operations subsequent to September 30, 2020 to the date these financial statements were issued, and determined it does not have any material subsequent events to disclose in these financial statements.

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

Item 9A. Controls and Procedures Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being September 30, 2020. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2020 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2020, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision- making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers.

Name	Age	Positions and Offices Held
Timothy Rogers	57	Chief Executive Officer and Director
Seamus McAuley	45	Chief Commercial Officer and Director
Larson Elmore	72	Vice Chairman, Secretary, Acting Principal Accounting Officer and Director
Dominic Schiller	57	Director
Daniel Reshef	69	Director
Lalit Kumar Verma	40	Director
Ning Qu	52	Director

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

In recent years, Mr. Rogers has focused his time building a multi-sector agro-pharma drug development business in Africa.

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

Larson Elmore, Vice Chairman, Secretary, Acting Chief Financial Officer and Director, Age 72, is a creative visionary whose passion is to pass on ideas and concepts to the next generation bringing about change that makes the world a better place. Mr. Elmore is currently self-employed and retired since 2012 after working as CEO and Director of Illustrato Pictures International, Inc. He formed Red Creek Real Estate Development, LLC, in Colorado Springs, Colorado and has been sole member since February 16, 2018.He has consulted and has been specializing and organizing visionary ventures from Private to Public Companies. During the past 35 years he has been instrumental in establishing various enterprises in the promotion of products and services. This has helped Mr. Elmore to become very experienced and seasoned, as it pertains to the implementation and economic feasibility of many products and services, thus making him heavily sought after for his consulting services. He has a broad base of knowledge in various disciplines and a strong rolodex of contacts from multiple industries to organize and provide high quality leadership for establishing a company's growth path. He has provided consultation and management services in the real estate development industry. He developed and managed over 100 Million of a Personal Portfolio of Retirement Centers and mixed-use developments, constructing strip-mall shopping facilities from 50,000 sq. ft. to large office complexes and large resort developments. Mr. Elmore also secured funding commitments for multiple real estate development projects and provided feasibility and consultant services to his clients. His project management skills and his work ethic has made him a valuable contributor to leadership and success of his endeavors.

Dominic Schiller – Director – IP Counsel Age 57

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

Lalit Kumar, 40, is a Director. He was formerly the CEO of Sakthi Automotive Group. He brings several years of executive international experience working in India, Japan, China, Korea and the US. His expertise is in supply chain management and global purchasing at OEMs like GM, Honda and Bombardier. He obtained his MA from Delhi College of Engineering and his MBA from the Institute of Management Technology in Ghaziabad, India. He brings a strong operational, and manufacturing expertise to support the future growth of Alterola Biotech Inc. and he is working on initiatives to expand into the company into Europe, India, and China.

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

Advisory Board

We also have an Advisory Board that assists the Executive team and Directors of the Company as to various Medical Intellectual Property applications, as to trails and the necessary inputs of advice to procedures and necessary approval protocols. The Advisory Board brings their specific skill sets and provides guidance and additional expertise to the Company. The following are members of the Advisory Broad: Dr. Zohar Koren, Alex Lightman, Dr. Mark Glaser and Craig J. Marshak.

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

8.  Being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self- regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officer for all services rendered in all capacities to us for the periods ended September 30, 2020 and 2019.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rene Lauritsen, Former officer	2019 2020	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Peter Maddocks Former officer	2019 2020	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Dheeraj Jain Former officer	2019 2020	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Lalit Kumar Former officer	2019 2020	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards at fiscal year-end.

Director Compensation

We did not pay our directors for their services to us in 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 17, 2021, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership [1]	% of Common Stock [2]
Timothy Rogers(3)	Common Stock	180,000,000 shares	23.9%
Seamus McAuley(4)	Common Stock	30,000,000 shares	4.0%
Larson Elmore	Common Stock	7,000,000 shares	Less than 1%
Dominic Schiller(5)	Common Stock	180,000,000 shares	23.9%
Daniel Reshef	-	4,400,000 shares	Less than 1%
Lahit Kumar Verma(6)	Common Stock	27,750,000 shares	3.6%
Ning Qu(7)	Common Stock	30,000,000 shares	4.0%
DIRECTORS AND OFFICERS – TOTAL (7 persons)		459,150,000 shares	60.9%
5% SHAREHOLDERS
Colin Stott (8)	Common Stock

1.	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
2.	The percentage shown is based on denominator of 754,280,000 shares of common stock issued and outstanding for the company as of March 17, 2021.
3.	All shares are held in TPR Holdings Limited, in which Mr. Rogers has beneficial ownership.
4.	All shares are held in Opesmedical Holdings Ltd., in which Mr. McAuley has beneficial ownership.
5.	All shares are held in Equipped 4 Holdings, in which Mr. Schiller has beneficial ownership.
6.	All shares are held in Future Trends, Ltd., in which Mr. Verma has beneficial ownership.
7.	All shares are held in Partner Investments B.V. in which Mr. Qu has beneficial ownership.
8.	All shares are held in Phytotherapeutix Holdings Ltd in which Mr. Stott has beneficial ownership.

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

During the year ended September 30, 2020, we accrued director’s fees payable of $300,000 owed to Peter Maddocks.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended September 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2019	$48,250	$0	$0	$0
2020	$48,250-	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2020 formatted in Extensible Business Reporting Language (XBRL).

1	Incorporated by reference to the Registration Statement on Form S-1 filed on December 12, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alterola Biotech, Inc.

By: /s/ Timothy Rogers Timothy Rogers

President, Chief Executive Officer, Principal Executive Officer and Director

May 19 , 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Timothy Rogers

Timothy Rogers

President, Chief Executive Officer, Principal Executive Officer and Director,

May 19 , 2021

By: /s/ Seamus McAuley

Seamus McAuley

Chief Commercial Officer and Director

May 19 , 2021

By: /s/ Larson Elmore

Larson Elmore

Vice Chairman, Secretary, Acting Principal Accounting Officerand Director

May 19, 2021

By: /s/ Dominic Schiller

Dominic Schiller Director

May 19 , 2021

By: /s/ Daniel Reshef

Daniel Reshef Director

May 19 , 2021

By: /s/ Lalit Kumar Verma

Lalit Kumar Verma Director

May 19 , 2021

By: /s/ Ning Qu

Ning Qu Director

May 19 , 2021

