Form 10-Q
period 2020-12-31
ALTEROLA BIOTECH INC.
filed 2021-05-28
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2020

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

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of December 31, 2020 and September 30, 2020 (unaudited);

F-2	Statements of Operations for the three months ended December 31, 2020 and 2019 (unaudited);
F-3	Statement of Stockholders’ Deficit for the period ended December 31, 2020

F-4	Statements of Cash Flow for the three months ended December 31, 2020 and 2019 (unaudited);

F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2020 are not necessarily indicative of the results that can be expected for the full year.

3

ALTEROLA BIOTECH, INC.

UNAUDITED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND SEPTEMBER 30, 2020

	December 31, 2020	September 30 , 2020
ASSETS
Current Assets
Funds in attorney trust account	$15,273	$15,273
Total Current Assets	15,273	15,273

TOTAL ASSETS	$15,273	$15,273

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$36,244	$36,244
Accrued directors fees	330,000	300,000
Advances from related party	2,250	2,250
Total Current Liabilities	368,494	338,494

Total Liabilities	368,494	338,494

Stockholders’ Deficit
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common Stock, $.001 par value, 140,000,000 shares authorized, 133,180,000 shares issued and outstanding – September 30, 2020- 129,980,000)	133,180	129,980
Additional paid-in capital	797,387	768,587
Accumulated deficit	(1,283,788)	(1,221,788)
Total Stockholders’ Deficit	(353,221)	(323,221)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,273	$15,273

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019

	Three months ended December 31, 2020	Three months ended December 31, 2019

REVENUES	$—	$—

OPERATING EXPENSES
Accounting and audit fees	—	10,250
Stock based compensation	32,000	—
Consulting fees	—	60,000
Directors fees	30,000	30,000
General and administrative expenses	—	4,443
TOTAL OPERATING EXPENSES	62,000	104,693

LOSS FROM OPERATIONS	(62,000)	(104,693)

OTHER INCOME (EXPENSE)
Miscellaneous sale	—	79,000
TOTAL OTHER INCOME (EXPENSE)	—	79,000

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(62,000)	$(25,693)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	131,380,000	116,980,000

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

UNAUDITED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD ENDED DECEMBER 31, 2020

	Common stock
	Shares	Amount	Additional paid-in Capital	Accumulated Deficit	Total
Balance, September 30, 2018	115,980,000	$115,980	$541,028	$(712,575)	$(55,567)
Capital contribution from forgiveness of debt			21,559		21,559
Common stock issued for services	1,000,000,	1,000	89,000		90,000
Net loss for the period ended September 30, 2019				(258,702)	(258,702)
Balance, September 30, 2019	116,980,000	$116,980	$651,587	$(971,277)	$(202,710)
Common stock issued for services	13,000,000	13,000	117,000		130,000
Net loss for the period ended September 30, 2020				(250,511)	(250,511)
Balance, September 30, 2020	129,980,000	$129,980	$768,587	$(1,221,788)	$(323,221)
Common stock issued for services	3,200,000	3,200	28,800		32,000
Net loss for the period ended December 31, 2020				(62,000)	(62,000)
Balance, December 31, 2020	133,180,000	$133,180	$797,387	$(1,251,788)	$(353,221)

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

FOR THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019

	Three months ended December 31, 2020	Three months ended December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(620,000)	$(25,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	32,000
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	30,000	30,258
Increase (decrease) in due from attorney	0	(4,565)
Net Cash Used by Operating Activities	0	0

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intellectual property	0	0
Website development	0	0
Net Cash Used by Investing Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	0	0
Net Cash Provided by Financing Activities	0	0

Net Increase (Decrease) in Cash and Cash Equivalents	0	0

Cash and cash equivalents, beginning of period	0	0
Cash and cash equivalents, end of period	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

NON-CASH INVESTING AND FINANCING INFORMATION
Common stock issued for services	$32,000	$0

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

DECEMBER 31, 2020

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

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. As of and for the year ended December 31, 2020, the financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.

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

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic.  Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and business.  The Coronavirus and actions taken to mitigate it have had and are expected to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.”

Recent Accounting Pronouncements

Alterola does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2020 and September 30, 2020:

	December 31,2020	September 30,2020
Audit fees	$10,000	$10,000
Accounting	6,600	6,600
Legal fees and transfer agent	19,644	19,644
Total Accrued Expenses	$36,244	$36,244

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

During the period ended December 31, 2020 the Company issued 3,200,000 shares of common stock for services rendered with a deemed value of $ 32,000.

The Company has 133,180,000 and 129,980,000 shares of common stock issued and outstanding as of December 31, 2020 and September 30, 2020 respectively. There are no shares of preferred stock issued and outstanding as of December 31, 2020 and September 30, 2020.

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 5- INCOME TAX

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset. The income tax effects of the Tax Cuts and Jobs Act have been completed in accordance with FASB ASC 740.

The provision for income tax consists of the following components at December 31, 2020 and 2019:

	2020	2019
Current:
Federal income taxes (benefit)	(21,080)	$(5,396)
State income taxes	—	—
Deferred Benefit from net operating loss	21,080	5,396
	$(0)	$(0)

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	2020	2019
Expected tax expense (benefit) using regular rates	$21,080	$5,396
State minimum tax
Valuation allowance	(21,080)	(5,396)
Tax Provision	$—	$—

The Company has loss carry forwards totaling $1,336,034 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2028 and 2040. The change in control may limit the amount of loss carryforward that may be utilized.

At December 31, 2020 and 2019, the significant components of the deferred tax assets are summarized below:

	December 31, 2020	December 31, 2019
Deferred income tax asset
Net operation loss carryforwards	454,252	351,247
Total deferred income tax asset	454,252	351,247
Less: valuation allowance	(454,252)	(351,247)
Total deferred income tax asset	$—	$—

The federal income tax returns of the Company for 2021 and 2020 are subject to examination by the IRS, generally for three years after they were filed.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

During the period ended December 31, 2020, the Company accrued director’s fees payable of $330,000.

NOTE 7 – LIQUIDITY & GOING CONCERN

Alterola has negative working capital of $353,221, has incurred losses since inception of $1,283,788, and has not received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company analyzed its operations subsequent to December 31, 2020 to the date these financial statements were issued, and determined it does not have any material subsequent events to disclose in these financial statements.

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

Because the IP relating to the development of a chewing gum with nutraceutical/functional ingredients is not relevant to the pharmaceutical development that the company plans to undertake, the IP surrounding the chewing gum may no longer benefit the company’s operations going forward. While company has not yet decided on the proper disposition of the IP at present, the company will likely divest ownership in the near future. We are in the process of updating our website to reflect this change.

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

On May 24, 2021, we and the shareholders of ABTI Pharma memorialized a new closing date in an amendment to the Agreement (the “Amendment”). We have already issued the 600,000,000 shares in anticipation of the closing and the transaction closed on May 26, 2021, upon the filing of our December 31, 2020 quarterly report on Form 10-Q with the Securities and Exchange Commission.

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

Further under the Agreement, Alterola will endeavor to raise a total of at least $50,000,000 with $45,000,000 in net proceeds and Alterola will arrange an underwriting commitment of the first ($25,000,000 USD) to be funded at a price of not less than $1.00 per share within 45 days of execution of the Agreement .

As part of the Agreement, Amsterdam Café Holdings Limited cancelled and returned to us 200,000,000 shares it holds and we issued Bulls Run Investments Limited 19,100,000 shares of common stock.

Results of Operations for the Three Months Ended December 31, 2020 and 2019

We have generated no revenues since inception and we do not anticipate earning revenues until such time that we are able to market and sell our products.

We incurred operating expenses of $62,000 for the three months ended December 31, 2020, compared with $104,693 for the three months ended December 31, 2019.

Our operating expenses for the three months ended December 31, 2020 mainly consisted of $30,000 in director fees, and $32,000 in stock based compensation. Our operating expenses for the three months ended December 31, 2019 mainly consisted of $60,000 in consulting fees, $30,000 in director fees and $10,250 in accounting and audit fees.

We recorded other expense of $0 for the three months ended December 31, 2020, as compared with other income of $79,000 in interest expense for the three months ended December 31, 2019. Our other income for December 31, 2019 consisted of third party consideration to the company for effecting a change in stock symbol.

We recorded a net loss of $62,000 for the three months ended December 31, 2020, compared with a net loss of $25,693 for the three months ended December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2020, we had $15,273 in current assets and currently liabilities of $368,494. We had a working capital deficit of $353,221 as of December 31, 2020, as compared with a working capital deficit of $323,221 as of September 30, 2020.

We had no operating, investing or financing cash flows to report for the three months ended December 31, 2020 and 2019.

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

Off Balance Sheet Arrangements

As of December 31, 2020, we had no off balance sheet arrangements.

Going Concern

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $1,283,788 for the period July 21, 2008 (inception date) through December 31, 2020, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2022: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2020 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the period ended December 31, 2020 the Company issued 3,200,000 shares of common stock for services rendered with a deemed value of $ 32,000.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterola Biotech, Inc.

Date:	May 28, 2021

By: /s/ Tim Rogers Tim Rogers Title: Chief Executive Officer and Director

Date:	May 28, 2021

By: /s/ Larson Elmore Larson Elmore Title: Interim Chief Financial Officer, Vice Chairman, Secretary and Director

