Form 10-KT
period 2021-03-31
ALTEROLA BIOTECH INC.
filed 2021-06-09
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KT

[ ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 or

[X] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from October 1, 2020 to March 31, 2021

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 754,280,000 shares as of May 26, 2021.

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

Pursuant to the Agreement, from the date of execution, the Company will provide funding to ABTI Pharma to pay for operating expenses including salaries, office expenses and additional expenses or projects in the amount of US$500,000 within fifteen (15) days from closing the Agreement and shall fund an additional US $200,000 every 30 days thereafter until a total funding of US $1,100,000 has been delivered. The Company expects that these funds will be available in the coming weeks, but may exceed the 15 day deadline before this is available to the Company.

Further under the Agreement, Alterola will endeavor to raise a total of at least $50,000,000 with $45,000,000 in net proceeds and Alterola will arrange an underwriting commitment of the first ($25,000,000 USD) to be funded at a price of not less than $1.00 per share within 45 days of execution of the closing of the Agreement. The Company also expects that these funds will be available in the future, but may exceed the 45 day deadline before this is available to the Company.

As part of the Agreement, Amsterdam Café Holdings Limited cancelled and returned to us 200,000,000 shares it holds and we issued Bulls Run Investments Limited 19,100,000 shares of common stock. Another 2,000,000 shares were also issued for services rendered.

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

Holders of Our Common Stock

Currently, we have approximately 125 holders of record of our common stock.

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

During the year ended September 30, 2020, the Company issued 13,000,000 shares of common stock to individuals for services rendered with a deemed value of services provided of $130,000.

During the period ended March 31, 2021, the Company issued 3,200,000 shares of common stock for services rendered with a deemed value of services provided of $32,000.

We issued 600,000,000 shares of common stock to the shareholders of ABTI Pharma Limited in connection with a Stock Transfer Agreement dated January 19, 2021. As part of the transaction, the 200,000,000 shares to Amsterdam Café Holdings Ltd. have been cancelled and Bulls Run Investments Limited was issued 19,100,000 shares of common stock. Also, 2,000,000 shares of common stock were issued for services rendered, and with the above transactions, amounts to acquisition with a deemed value of $ 621,100.

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

We did not issue any securities under any equity compensation plan as of March 31, 2021.

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

Results of Operations for Six Months Ended March 31, 2021 and 2020

We have generated no revenues since inception and we do not anticipate earning revenues until such time that we are able to market and sell our products.

We incurred operating expenses of $309,500 for the six months ended March 31, 2021, compared with $139,001 for the six months ended March 31, 2020.

Our operating expenses for the six months ended March 31, 2021 mainly consisted of $243,000 in professional fees, $30,000 in director fees, and $26,500 in accounting and audit fees. Our operating expenses for the six months ended March 31, 2020 mainly consisted of $60,000 in director fees, $60,000 in consulting fees, and $10,500 in audit fees.

We recorded other expense of zero for the six months ended March 31, 2021, as compared with other income of $79,000 for the six months ended March 31, 2020. Our other income for March 31, 2020 consisted of third-party consideration to the company for effecting a change in stock symbol.

We recorded a net loss of $98,500 for the six months ended March 31, 2021, compared with a net loss of $60,001 for the six months ended March 31, 2020.

Results of Operations for the Year Ended September 30, 2020 and 2019

We generated no revenue for the period from July 21, 2008 (Date of Inception) until September 30, 2020. We do not anticipate earning revenues until such time that we are able to market and sell our products.

We had operating expenses of $329,511 for the year ended September 30, 2020, as compared with operating expenses of $258,453 for the year ended September 30, 2019. Our operating expenses for the year ended September 30, 2020 consisted of director fees of $120,000, stock-based compensation of $130,000, consulting fees of $60,000 and accounting and audit fees of $11,000. Our operating expenses for the year ended September 30, 2019 consisted of director fees of $120,000, stock-based compensation of $126,000, and accounting and audit fees of $11,000.

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

Liquidity and Capital Resources

As of March 31, 2021, we had $12,773 in current assets and current liabilities of $402,494. We had a working capital deficit of $389,721 as of March 31, 2021, as compared with a working capital deficit of $323,221 as of September 30, 2020.

We had no operating or investing cash flows to report for the six months ended March 31, 2021 and 2020. The company had financing cash flows of $50,000 and zero for the six months ended March 31, 2021 and 2020, respectively.

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

Off Balance Sheet Arrangements

As of March 31, 2021, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X: Audited Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firms
F-2	Balance Sheets as of March 31, 2021, September 30, 2020 and September 30, 2019;
F-3	Statements of Operations for the six months ended March 31, 2021 and 2020 and the years ended September 30, 2020 and 2019;
F-4	Statement of Stockholders’ Deficit for the six months ended March 31, 2021 and 2020 and the years ended September 30, 2020 and 2019
F-5	Statements of Cash Flows for the six months ended March 31, 2021 and 2020 and the years ended September 30, 2020 and 2019;
F-6	Notes to Financial Statements

Gries & Associates, LLC

Certified Public Accountants

400 South Colorado Blvd, Ste 870

Denver, Colorado 80246

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Alterola Biotech, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alterola Biotech, Inc. (the Company) as of March 31, 2021 and the related statement of operations, stockholders’ deficit and cash flows for the period then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021, and the results of its operations and its cash flows for each of the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 7 to the financial statements, the Company has negative working capital of $389,521, has incurred losses since inception of $1,531,288, and has not received any revenues These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

/s/ Gries & Associates, LLC

We have served as the Company’s auditor since 2021. Denver, Colorado

June 4, 2021

blaze@griesandassociates.com

400 South Colorado Blvd, Suite 870, Denver, Colorado 80246 (O)720-464-2875 (M)773-255-5631 (F)720-222-5846

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

400 South Colorado Blvd, Suite 870, Denver, Colorado 80246

(B)303-537-5898 (M)720-339-5566 (F)303-586-6261

ALTEROLA BIOTECH, INC.

BALANCE SHEETS

AS OF MARCH 31, 2021, SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019

	March 31, 2021	September 30, 2020	September 30, 2019
ASSETS
Current Assets
Funds in attorney trust account	$12,773	$15,273	$14,742
Total Current Assets	12,773	15,273	14,742

TOTAL ASSETS	$12,773	$15,273	$14,742

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued expenses	$20,244	$36,244	$35,202
Accrued directors’ fees	330,000	300,000	180,000
Advances from related party	52,250	2,250	2,250
Total Current Liabilities	402,494	338,494	217,452

Total Liabilities	402,494	338,494	217,452

Stockholders’ Deficit
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—	—
Common Stock, $.001 par value, 2,000,000,000 shares authorized, 754,280,000 and 129,980,000 shares issued and outstanding, respectively	754,280	129,980	116,980
Additional paid-in capital	987,287	768,587	651,587
Common stock held in trust	(600,000)	—	—
Accumulated deficit	(1,531,288)	(1,221,788)	(971,277)
Total Stockholders’ Deficit	(389,721)	(323,221)	(202,710)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$12,773	$15,273	$14,742

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED MARCH 31, 2021 AND 2020 AND THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	Six Months Ended March 31, 2021	Six Months Ended March 31, 2020	Year Ended September 30, 2020,	Year Ended September 30, 2019

REVENUES	—	—	—	—

OPERATING EXPENSES
Accounting and audit fees	26,500	10,500	11,000	10,000
Professional fees	243,000	—	130,000	126,000
Consulting fees	—	60,000	60,000	—
Legal fees	5,000	4,034	4,034	930
Directors fees	30,000	60,000	120,000	120,000
General and administrative expenses	5,000	4,467	4,477	523
TOTAL OPERATING EXPENSES	309,500	139,001	329,511	258,453

LOSS FROM OPERATIONS	(309,500)	(139,001)	(329,511)	(258,453)

OTHER INCOME (EXPENSE)
Miscellaneous sale	—	79,000	79,000	—
Interest expense	—	—	—	(249)
TOTAL OTHER INCOME (EXPENSE)	—	79,000	79,000	(249)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(309,500)	$(60,001)	$(250,511)	$(258,702)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	442,363,333	116,980,000	118,063,333	116,563,333

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD ENDED MARCH 31, 2021 AND THE YEAR ENDED SEPTEMBER 30, 2020

	Common stock
	Shares	Amount	Additional paid-in Capital	Shares held in trust	Accumulated Deficit	Total
Balance, September 30, 2019	116,980,000	$116,980	$651,587	—	$(971,277)	$(202,710)
Common stock issued for services	13,000,000	13,000	117,000	—		130,000
Net loss for the year ended September 30, 2020	—	—	—	—	(250,511)	(250,511)
Balance, September 30, 2020	129,980,000	$129,980	$768,587	—	$(1,221,788)	$(323,221)
Common stock issued for services	24,300,000	24,300	218,700			243,000
Common stock issued for acquisition	600,000,000	600,000	—	(600,000)	—	—
Net loss for the period ended March 31, 2021	—	—	—	—	(309,500)	(309,500)
Balance, March 31, 2021	754,280,000	$754,280	$987,287	(600,000)	$(1,531,288)	$(389,721)

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2021 AND 2020, AND YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	Six months ended March 31, 2021	Six months ended March 31, 2020	Twelve months ended September 30, 2020	Twelve months ended September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(309,500)	$(63,501)	$(250,511)	$(258,702)
Non-cash items related to operations
Stock based compensation	243,000	0	130,000	126,000
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	14,000	64,033	121,042	130,953
Increase (decrease) in accrued interest	0	0	0	249
Increase (decrease) in advance from related party	0	0	0	1,500
Increase (decrease) in due from attorney	2,500	(532)	(531)	0
Net Cash Used by Operating Activities	(50,000)	0	0	0

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intellectual property	0	0	0	0
Website development	0	0	0	0
Net Cash Used by Investing Activities	0	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Due from related parties	50,000	0	0	0
Proceeds from notes payable	0	0	0	0
Net Cash Provided by Financing Activities	50,000	0	0	0

Net Increase (Decrease) in Cash and Cash Equivalents	0	0	0	0

Cash and cash equivalents, beginning of period	0	0	0	0
Cash and cash equivalents, end of period	$0	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	0	0
Income taxes paid	$0	$0	$0	$0

NON-CASH INVESTING AND FINANCING INFORMATION
Common stock to be issued for acquisition	$600,000	$0	$0	$0
Common stock issued for services	$243,000	$0	$130,000	$0

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

On January 19, 2021, the Company entered into an Stock Transfer Agreement (the “Agreement”) with ABTI Pharma Limited, a company registered in England and Wales (“ABTI Pharma”), pursuant to which the Company will acquire all of the outstanding shares of capital stock of ABTI Pharma from its shareholders in exchange for 600,000,000 shares of the Company pro rata to the ABTI Pharma shareholders. The shares have been issued in anticipation of the closing and the transaction will close upon the ABTI Pharma Limited Shares being transferred to the Company which will occur upon the filing by the Company of its outstanding annual report and form 10-K for 2019, and its quarterly reports for 2020, which were filed on May 28, 2021. The shares were issued January 29, 2021 in anticipation of a closing. The transaction will be accounted for as a reverse acquisition upon closing. As of March 31, 2021, the shares have been recorded at $600,000 and has been reflected in the statement of equity as common stock held in trust as the shares have not been released to ABTI Pharma.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has a September 30 fiscal year end. Subsequent to the Agreement with ABTI Pharma Limited, the Company has changed its year end from September 30 to March 31.

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

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. As of and for the year ended March 31, 2021, the financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.

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

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2021 and September 30, 2020:

	March 31, 2021	September 30, 2020
Audit fees	$—	$10,000
Accounting	5,600	6,600
Legal fees and transfer agent	14,644	19,644
Total Accrued Expenses	$20,244	$36,244

NOTE 4 – CAPITAL STOCK

The Company has 2,000,000,000 shares of $0.001 par value common stock authorized and 10,000,000 shares of $0.001 par value preferred stock authorized.

During the year ended September 30, 2019, the Company issued 1,000,000 shares of common stock to an officer for services rendered with a deemed value of services provided of $90,000.

During the year ended September 30, 2020, the Company issued 13,000,000 shares of common stock to individuals for services rendered with a deemed value of services provided of $130,000.

During the period ended March 31, 2021, the Company issued 24,300,000 shares of common stock for services rendered with a deemed value of services provided of $243,000.

On January 29, 2021, the Company issued 600,000,000 shares of common stock for an acquisition with a deemed value of $600,000. The shares have not been transferred and are held in trust as of March 31, 2021.

The Company has 754,280,000 and 129,980,000 shares of common stock issued and outstanding as of March 31, 2021 and September 30, 2020 respectively. There are no shares of preferred stock issued and outstanding as of March 31, 2021 and September 30, 2020.

ALTEROLA BIOTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5- INCOME TAX

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset. The income tax effects of the Tax Cuts and Jobs Act have been completed in accordance with FASB ASC 740.

The provision for income tax consists of the following components at March 31, 2021 and September 30, 2020:

	2021	2020
Current:
Federal income taxes (benefit)	(33,490)	$(82,472)
State income taxes	—	—
Deferred Benefit from net operating loss	33,490	82,472
	$(0)	$(0)

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	2021	2020
Expected tax expense (benefit) using regular rates	$33,490	$82,472
State minimum tax
Valuation allowance	(33,490)	(82,472)
Tax Provision	$—	$—

The Company has loss carry forwards totaling $1,372,534 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2028 and 2040. The change in control may limit the amount of loss carryforward that may be utilized.

At March 31, 2021 and September 30, 2020, the significant components of the deferred tax assets are summarized below:

	March 31, 2021	September 30, 2020
Deferred income tax asset
Net operation loss carryforwards	466,662	433,172
Total deferred income tax asset	466,662	433,172
Less: valuation allowance	(466,662)	(433,172)
Total deferred income tax asset	$—	$—

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

During the period ended March 31, 2021, a shareholder made advances to the company to fund operating expenses in the amount of $ 50,000. These advances are non – interest bearing and have no specified terms of repayment.

During the period ended March 31, 2021, the Company accrued director’s fees payable of $330,000.

NOTE 7 – LIQUIDITY & GOING CONCERN

Alterola has negative working capital of $389,521, has incurred losses since inception of $1,531,288, and has not received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 8 – OTHER INCOME

The Company recognized other income of $79,000 during the year ended September 30, 2020. The income consists of payments received from third parties for effecting a change in stock symbol.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company analyzed its operations subsequent to March 31, 2021 to the date these financial statements were issued.

On May 24, 2021, the Company and the shareholders of ABTI Pharma memorialized a new closing date in an amendment to the Agreement. The Company issued the 600,000,000 shares in anticipation of the closing and the transaction will close upon the ABTI Pharma shares being transferred to the Company, which will occur upon the filing of the Company’s December 31, 2020 quarterly form on Form 10-Q With the Securities and Exchange Commission (”SEC”). The December 31, 2020 Form 10-Q was filed with the SEC on May 28, 2021.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On May 20, 2021, AJ Robbins CPA LLC resigned as the Company’s independent registered public accounting firm.

On May 20, 2011, the Company engaged Gries & Associates, LLC (the “New Accountant”) as the Company’s independent registered public accounting firm. The engagement of the New Accountant was approved by the Company’s Board of Directors.

Item 9A. Controls and Procedures Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being March 31, 2021. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2021 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2021, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending March 31, 2022: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 9B. Other Information

On December 7, 2020, we filed a Certificate of Designation with the Nevada Secretary of State to designate a class of Series A Preferred Stock. The Series A Preferred Stock features are summarized below:

1)       Consists of 8,000,000 shares;

2)       Super voting rights of 10 votes of common stock per share;

3)       Liquidation preference of $1.00 per share; and

4)       Conversion rights into common on a 1:10 basis with adjustments.

We have no outstanding shares of Series A Preferred Stock as of the date of this report.

On June 8, 2021, we executed a 12 month convertible promissory note with Golden Square Equity Partners Limited with a principal amount of $50,000. The note accrues interest at 8% per annum and may be converted by the holder at a conversion price of $0.001 per share.

On March 28, 2021, we entered into an employment agreement with Larson Elmore. The three year agreement provides an annual salary to Mr. Elmore of $160,000 and he shall be entitled to receive a onetime bonus equaling (10%) of salary with the financial close of financing for each plant location obtained by the company. Mr. Elmore will be entitled to an additional equity interest in the Company in the amount of (4,000,000) four million restricted shares subject to financing and vesting. Mr. Elmore is entitled to paid sick and vacation and may participate in any benefit programs we make available.

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

Timothy Paul Rogers – Director /CEO Age 57

Timothy. Rogers is an international business leader with 35 years’ experience in global sales and marketing, specifically launching products from an intellectual property platform. Mr. Rogers is multi-lingual, and has been involved with start-ups in Singapore, South East Asia, Africa, Australia, the United States, Canada and Europe in the pharmaceutical, agriculture, essential oil, biocide, oil and gas and cosmetic sectors. He has gained success from a number of industry disturbing products and services, leading in particular, to being part of the team taking control of Alterola. Trained as an accountant, he is known for his finance connections, his complex business interests across the globe and specifically in Africa, ranging from mining, agriculture and controlled substances and linking them all to a focused coffee based social equity program for economic empowerment of African agricultural workers. He is known for his closeness to a number of African politicians and business leaders, and his co-operation with these 21st century African entrepreneurs is with the aim to establish a new foreign investment policy in Africa to use the vast resource of that continent to benefit the most disadvantaged in society. Tim has lived and worked in UK, Ireland, France, Australia, U.S.A and Thailand for the past 40 years and has conducted business in over 40 countries across the world physically visiting each one personally.

He currently serves as a Director of Novagean International Limited. a medical device and therapeutic diagnostic manufacturer and clinical research company based in China and Galway Ireland.

In recent years, Mr. Rogers has focused his time building a multi-sector agro-pharma drug development business in Africa which includes controlled substances.

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

Larson Elmore, Vice Chairman, Secretary, Acting Chief Financial Officer and Director, Age 72, is a creative visionary whose passion is to pass on ideas and concepts to the next generation bringing about change that makes the world a better place. Mr. Elmore is currently self-employed and retired since 2012 after working as CEO and Director of Illustrato Pictures International, Inc. He formed Red Creek Real Estate Development, LLC, in Colorado Springs, Colorado and has been sole member since February 16, 2018.He has consulted and has been pecializing and organizing visionary ventures from Private to Public Companies. During the past 35 years he has been instrumental in establishing various enterprises in the promotion of products and services. This has helped Mr. Elmore to become very experienced and seasoned, as it pertains to the implementation and economic feasibility of many products and services, thus making him heavily sought after for his consulting services. He has a broad base of knowledge in various disciplines and a strong rolodex of contacts from multiple industries to organize and provide high quality leadership for establishing a company's growth path. He has provided consultation and management services in the real estate development industry. He developed and managed over 100 Million of a Personal Portfolio of Retirement Centers and mixed-use developments, constructing strip-mall shopping facilities from 50,000 sq. ft. to large office complexes and large resort developments. Mr. Elmore also secured funding commitments for multiple real estate development projects and provided feasibility and consultant services to his clients. His project management skills and his work ethic has made him a valuable contributor to leadership and success of his endeavors.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director Timothy Rogers, at the address appearing on the first page of this annual report.

Code of Ethics

We have not adopted a Code of Ethics that applies our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officer for all services rendered in all capacities to us for the periods ended March 31, 2021 and 2020.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy Rogers Chief Executive Officer	2021 2020	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Seamus McAuley Chief Commercial Officer	2021 2020	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Rene Lauritsen, Former officer	2021 2020	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Peter Maddocks Former officer	2021 2020	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Dheeraj Jain Former officer	2021 2020	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Lalit Kumar Former officer	2021 2020	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative to Summery Compensation Table

We did not compensate our executive officers for the years ended March 31, 2021 or 2020. With the closing of the stock transfer agreement, we expect to enter into employment agreements with executive officers for their services.

On March 28, 2021, we entered into an employment agreement with Larson Elmore. The three year agreement provides an annual salary to Mr. Elmore of $160,000 and he shall be entitled to receive a onetime bonus equaling (10%) of salary with the financial close of financing for each plant location obtained by the company. Mr. Elmore will be entitled to an additional equity interest in the Company in the amount of (4,000,000) four million restricted shares subject to financing and vesting. Mr. Elmore is entitled to paid sick and vacation and may participate in any benefit programs we make available.

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards at fiscal year-end.

Director Compensation

We did not pay our directors for their services to us in for the year ended March 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 26, 2021, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership [1]	% of Common Stock [2]
Timothy Rogers(3)	Common Stock	180,000,000 shares	23.9%
Seamus McAuley(4)	Common Stock	30,000,000 shares	4.0%
Larson Elmore	Common Stock	7,000,000 shares	Less than 1%
Dominic Schiller(5)	Common Stock	180,000,000 shares	23.9%
Daniel Reshef	-	4,400,000 shares	Less than 1%
Lahit Kumar Verma(6)	Common Stock	27,750,000 shares	3.6%
Ning Qu(7)	Common Stock	30,000,000 shares	4.0%
DIRECTORS AND OFFICERS – TOTAL (7 persons)		459,150,000 shares	60.9%
5% SHAREHOLDERS
Colin Stott (8)	Common Stock

1.	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
2.	The percentage shown is based on denominator of 754,280,000 shares of common stock issued and outstanding for the company as of May 26, 2021.
3.	All shares are held in TPR Holdings Limited, in which Mr. Rogers has beneficial ownership.
4.	All shares are held in Opesmedical Holdings Ltd., in which Mr. McAuley has beneficial ownership.
5.	All shares are held in Equipped 4 Holdings, in which Mr. Schiller has beneficial ownership.
6.	All shares are held in Future Trends, Ltd., in which Mr. Verma has beneficial ownership.
7.	All shares are held in Partner Investments B.V. in which Mr. Qu has beneficial ownership.
8.	All shares are held in Phytotherapeutix Holdings Ltd in which Mr. Stott has beneficial ownership.

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

Timothy Rogers and Dominic Schiller received the majority of the 600,000,000 shares in the transaction.

During the period ended March 31, 2021, the Company accrued director’s fees payable of $330,000 to Peter Maddocks.

During the period ended March 31, 2021, Bulls Run Limited (Leslie Greyling) made advances to the company to fund operating expenses in the amount of $50,000. These advances are non – interest bearing and have no specified terms of repayment.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s financial statements for periods ended:

Financial Statements for the Six Months Ended March 31, 2021	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2021	$12,500	$0	$0	$0
2020	$5,000	$0	$0	$0

Financial Statements for the Year Ended September 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2019	$48,250	$0	$0	$0
2020	$48,250	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
2.1	Stock Transfer Agreement(1)
2.2	Amendment to Stock Transfer Agreement(2)
3.1	Amended and Restated Articles of Incorporation(3)
3.2	Amendment to Articles(4)
3.3	Amended and Restated Bylaws(4)
3.4**	Certificate of Designation for Series A Preferred Stock
4.1**	Convertible Promissory Note, dated June 8, 2021
10.1**	Employment Agreement with Larson Elmore
31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended March 31, 2021 formatted in Extensible Business Reporting Language (XBRL).

** Filed herewith

1	Incorporated by reference to the Current Report on Form 8-K filed on March 16, 2021.
2	Incorporated by reference to the Current Report on Form 8-K filed on May 25, 2021.
3	Incorporated by reference to the Current Report on Form 8-K filed on July 28, 2010.
4	Incorporated by reference to the Current Report on Form 8-K filed on October 28, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alterola Biotech, Inc.

By: /s/ Timothy Rogers Timothy Rogers

President, Chief Executive Officer, Principal Executive Officer and Director

June 9, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Timothy Rogers

Timothy Rogers

President, Chief Executive Officer, Principal Executive Officer and Director,

June 9, 2021

By: /s/ Seamus McAuley

Seamus McAuley

Chief Commercial Officer and Director

June 9, 2021

By: /s/ Larson Elmore

Larson Elmore

Vice Chairman, Secretary, Acting Principal Accounting Officerand Director

June 9, 2021

By: /s/ Dominic Schiller

Dominic Schiller Director

June 9, 2021

By: /s/ Daniel Reshef

Daniel Reshef Director

June 9, 2021

By: /s/ Lalit Kumar Verma

Lalit Kumar Verma Director

June 9, 2021

By: /s/ Ning Qu

Ning Qu Director

June 9, 2021

