Form 10-KT/A
period 2021-03-31
ALTEROLA BIOTECH INC.
filed 2021-06-10
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KT/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-KT (this “Amendment”) of Alterola Biotech, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-KT, which was filed with the Securities and Exchange Commission (the “SEC”) on June 9, 2021 (the “Form 10-KT”). This Amendment is being filed to modify an incorrect disclosure in Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, updated certifications of the Company’s principal executive officer and principal financial officer are included as exhibits hereto.

Part III, Item 13, along with Part IV Item 15 with updated certifications, are the only portions of the Form 10-KT being amended by this Amendment. Except as described above, this Amendment does not amend, update or change the financial statements, consents or any other items or disclosures contained in the Form 10-KT and does not otherwise reflect events occurring after the original filing date of the Form 10-KT. Accordingly, this Amendment should be read in conjunction with the Form 10-KT and the Company’s other filings with the SEC subsequent to the filing of the Form 10-KT.

2

PART III

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

3

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
2.1	Stock Transfer Agreement(1)
2.2	Amendment to Stock Transfer Agreement(2)
3.1	Amended and Restated Articles of Incorporation(3)
3.2	Amendment to Articles(4)
3.3	Amended and Restated Bylaws(4)
3.4	Certificate of Designation for Series A Preferred Stock
4.1	Convertible Promissory Note, dated June 8, 2021
10.1	Employment Agreement with Larson Elmore
31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-KT for the year ended March 31, 2021 formatted in Extensible Business Reporting Language (XBRL).

** Filed herewith

1	Incorporated by reference to the Current Report on Form 8-K filed on March 16, 2021.
2	Incorporated by reference to the Current Report on Form 8-K filed on May 25, 2021.
3	Incorporated by reference to the Current Report on Form 8-K filed on July 28, 2010.
4	Incorporated by reference to the Current Report on Form 8-K filed on October 28, 2020.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alterola Biotech, Inc.

By: /s/ Timothy Rogers Timothy Rogers

President, Chief Executive Officer, Principal Executive Officer and Director

June 10, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Timothy Rogers

Timothy Rogers

President, Chief Executive Officer, Principal Executive Officer and Director,

June 10, 2021

By: /s/ Seamus McAuley

Seamus McAuley

Chief Commercial Officer and Director

June 10, 2021

By: /s/ Larson Elmore

Larson Elmore

Vice Chairman, Secretary, Acting Principal Accounting Officer and Director

June 10, 2021

By: /s/ Dominic Schiller

Dominic Schiller Director

June 10, 2021

By: /s/ Daniel Reshef

Daniel Reshef Director

June 10, 2021

By: /s/ Lalit Kumar Verma

Lalit Kumar Verma Director

June 10, 2021

By: /s/ Ning Qu

Ning Qu Director

June 10, 2021

5