Form 10-Q
period 2021-06-30
ALTEROLA BIOTECH INC.
filed 2021-08-19
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

☐ Large accelerated Filer	☐ Accelerated Filer
☒ Non-accelerated Filer	☒ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 754,280,000 shares as of August 13, 2021.

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2021 and March 31, 2021 (unaudited);

F-2	Consolidated Statements of Operations for the three a months ended June 30, 2021 and 2020 (unaudited);
F-3	Consolidated Statement of Stockholders’ Deficit for the period from January 1, 2021 to June 30, 2021 (unaudited);

F-4	Consolidated Statements of Cash Flow for the three months ended June 30, 2021 and 2020 (unaudited);

F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2021 are not necessarily indicative of the results that can be expected for the full year.

3

ALTEROLA BIOTECH, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND MARCH 31, 2021

	June 30, 2021	March 31, 2021
ASSETS
Current Assets
Bank	$387		$519
Funds in attorney trust account	12,773
Prepaid	2,067		—
Total Current Assets	15,227		519

TOTAL ASSETS	$15,227		$519

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$337,281		$98,379
Accrued expenses	164,346		20,244
Accrued expenses- related party	330,000		562,665
Advances from related party	79,096		78,350
Total Current Liabilities	910,723	seam,	759,638

Total Liabilities	910,723		759,638

Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—		—
Common Stock, $.001 par value, 2,000,000,000 shares authorized, 754,280,000 and 754,280,000 shares issued and outstanding, respectively	754,280		754,280
Foreign currency translation adjustment	160		(14,023)
Additional paid-in capital	—		0
Accumulated deficit	(1,649,936)		(1,499,376)
Total Stockholders’ Equity (Deficit)	(895,496)		(759,119)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,227		$519

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2021

Three Months Ended June 30, 2021

REVENUES	$—

OPERATING EXPENSES
Accounting and audit fees	8,392
Research and development	136,291
Legal fees	719
Directors fees	—
General and administrative expenses	5,158
TOTAL OPERATING EXPENSES	150,560

LOSS FROM OPERATIONS	(150,560)

OTHER INCOME (EXPENSE)
Miscellaneous sale	—
TOTAL OTHER INCOME (EXPENSE)	—

PROVISION FOR INCOME TAXES	—

NET LOSS	$(150,560)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	754,280,000

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JANUARY 7, 2021 (INCEPTION) TO MARCH 31 2021 AND JUNE 30, 2021

	Common stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income ( loss)	Deficit	Total
Balance, January 7, 2021(inception)	100	$136	—	$0	$0	$136
Related party interest forgiven	—	—	1,544	—	—	1,544
Recapitalization on reverse merger	754,279,900	754,144	(1,544)	—	(1,156,343)	(403,743)
Change in foreign currency	—	—	—	(14,023)		(14,023)
Net loss	—	—	—	—	(343,033)	(343,033)
Balance, March 31, 2021	754,280,000	$754,280	—	$(14,023)	$(1,499,376)	$(759,119)
Change in foreign currency	—	—	—	14,183	—	14,183
Net loss	—	—	—	—	(150,560)	(150,560)
Balance, June 30, 2021	754,280,000	$754,280	0	$160	$(1,649,936)	$(895,496)

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THREE MONTHS ENDED JUNE 30, 2021

Three Months Ended June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(150,560)
Changes in assets and liabilities:
Increase (decrease) in prepaid assets	(2,067)
Increase (decrease) in accrued expenses -related party	(232,832)
Increase (decrease) in accrued expenses	144,590
Increase (decrease) in accounts payable	240,151
Net Cash Used by Operating Activities	(718)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used by Investing Activities	0

CASH FLOWS FROM FINANCING ACTIVITIES
Due from related parties	746
Net Cash Provided by Financing Activities	746

Effect of exchange rate adjustments on cash	(160)

Net Increase (Decrease) in Cash and Cash Equivalents	(132)

Cash and cash equivalents, beginning of period	519
Cash and cash equivalents, end of period	$387

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—
Income taxes paid	$—

NON-CASH INVESTING AND FINANCING INFORMATION

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

On January 19, 2021, the Company entered into an Stock Purchase Agreement (the “Agreement”) with ABTI Pharma Limited, a company registered in England and Wales (“ABTI Pharma”), pursuant to which the Company agreed to acquire all of the outstanding shares of capital stock of ABTI Pharma from its shareholders in exchange for 600,000,000 shares of the Company pro rata to the ABTI Pharma shareholders. The shares were issued on January 29, 2021 in anticipation of the closing and the parties to the transaction agreed in a March 24, 2021 amendment to close upon the ABTI Pharma Limited Shares being transferred to the Company, which was to occur upon the filing by the Company of its outstanding December 31, 2020 quarterly report on Form 10-Q, which was filed on May 28, 2021 with the Securities and Exchange Commission. The transaction closed on May 28, 2021.

The transaction is being accounted for as a reverse acquisition and recapitalization. ABTI Pharma is the acquirer for accounting purposes and the Company is the issuer. The historical financial statements presented are the financial statements of ABTI. The Agreement was treated as a recapitalization and not as a business combination; at the date of the acquisition, the net liabilities of the legal acquirer, Alterola, were $389,721.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United State of America (GAAP accounting) and include the accounts of Alterola and its wholly owned subsidiaries ABTI Pharma, Phytotherapeutix Ltd, Ferven Ltd., and Nano4M Ltd. All material intercompany transactions and balances have been eliminated.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATEDEDFINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company had a September 30 fiscal year end. Subsequent to the Agreement with ABTI Pharma, the Company has changed its year end from September 30 to March 31.

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

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. As of and for the year ended June 30, 2021, the financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.

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

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2021 and March 31, 2021:

	June 30, 2021	March 31, 2021
Audit fees	$17,687	$—
Accounting	5,600	5,600
Research and development	126,415	—
Legal fees and transfer agent	14,644	15,644
Total Accrued Expenses	$164,346	$20,244

NOTE 4 – CAPITAL STOCK

The Company has 2,000,000,000 shares of $.001 par value common stock authorized and 10,000,000 shares of $.001 par value preferred stock authorized.

The Company has 754,280,000 and 754,280,000 shares of common stock issued and outstanding as of June 30, 2021 and March 31, 2021, respectively. There are no shares of preferred stock issued and outstanding as of June 30, 2021 and March 31, 2021.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

During the period ended June 30, 2021, a shareholder made advances to the company to fund operating expenses in the amount of $79,096. These advances are non – interest bearing and have no specified terms of repayment.

During the period ended June 30, 2021, the Company accrued director’s fees payable of $330,000.

NOTE 6 – LIQUIDITY & GOING CONCERN

Alterola has negative working capital of $895,496, has incurred losses since inception of $1,649,936, and has not received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company analyzed its operations subsequent to June 30, 2021 to the date these financial statements were issued, and determined it does not have any material subsequent events to disclose in these financial statements.

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

Overview

The business plan of the company is focused on activities involved in the development of cannabinoid, cannabinoid-like, and non-cannabinoid pharmaceutical active pharmaceutical ingredients (APIs), pharmaceutical medicines made from cannabinoid, cannabinoid-like, and non- cannabinoid APIs and the development of ingredients and products with the aim of achieving European novel food approval of cannabinoid-based, cannabinoid-like and non-cannabinoid ingredients and products .In addition, the company plans to develop such bulk ingredients for supply into the cosmetic sector.

The business plan of the company is for the company’s operations to be repositioned as a fully regulatory- compliant pharmaceutical company specializing in the development of the following:

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

In December 2020, the company retained new management and board members that have experience in the finance, capital markets, pharmaceutical, botanical and nutraceutical industries. Further to this objective, the company is also interested in recruiting key executives and personnel that have experience in the controlled drugs / cannabinoid medicines industry. The focus will be on recruiting outstanding talents that have contributed or can contribute more in the future with the company’s expansion plans.

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

On May 24, 2021, we and the shareholders of ABTI Pharma memorialized a new closing date in an amendment to the Agreement (the “Amendment”). We have already issued the 600,000,000 shares in anticipation of the closing and the transaction closed on May 28, 2021, upon the filing of our December 31, 2020 quarterly report on Form 10-Q with the Securities and Exchange Commission.

Pursuant to the Agreement, from the date of execution, the Company will provide funding to ABTI Pharma to pay for operating expenses including salaries, office expenses and additional expenses or projects in the amount of US$500,000 within fifteen (15) days from closing the Agreement and shall fund an additional US $200,000 every 30 days thereafter until a total funding of US $1,100,000 has been delivered. The Company will receive $100,000 net funding in July and expects a further $400,000 to be deposited week ending August 20, 2021. It was previously noted that these funds will be available post the completion date, but may exceed the 15 day deadline before this is available to the Company.

Further under the Agreement, Alterola will endeavor to raise a total of at least $75,000,000 with $70,000,000 in net proceeds and Alterola will arrange an underwriting commitment of the first ($25,000,000 USD) to be funded at a price of not less than $1.00 per share within 45 days of execution of the closing of the Agreement. The Company also expects that these funds will be available in the month of September 2021, but may exceed the 45 day deadline before this is available to the Company.

As part of the Agreement, Amsterdam Café Holdings Limited cancelled and returned to us 200,000,000 shares it holds and we issued Bulls Run Investments Limited 19,100,000 shares of common stock. Another 2,000,000 shares were also issued for services rendered.

Operations of ABTI Pharma

ABTI Pharma Ltd is a UK-based pharmaceutical company developing cannabinoid, cannabinoid-like, and non- cannabinoid pharmaceutical active pharmaceutical ingredients (APIs), pharmaceutical medicines made from cannabinoid, cannabinoid-like, and non-cannabinoid APIs and targeting European novel food approval of cannabinoid-based, cannabinoid-like and non-cannabinoid ingredients and products. In addition, the company is seeking to develop such bulk ingredients for supply into the cosmetic sector.

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

Results of Operations for the Three Months Ended June 30, 2021 and 2020

We have generated no revenues since inception and we do not anticipate earning revenues until such time that we are able to market and sell our products.

We incurred operating expenses of $150,560 for the three months ended June 30, 2021, consisting mainly of research and development of $136,291.

We expect that our operation expenses will increase significantly for the balance of the fiscal year ended March 31, 2022. This would be the result of increased research and development expenses associated with our product candidates, the regulatory process of approval of those products, as well as the expenses associated with our reporting obligations with the Securities and Exchange Commission.

We recorded a net loss of $150,560 for the three months ended June 30, 2021.

As a newly formed pharmaceutical company, the company has limited operations to date, and expects to have reoccurring losses, as is typical with companies in the pharmaceutical industry, for the foreseeable future. As explained above, the company intends to raise capital and ramp up its efforts to bring its product candidates to market. This will require significant capital, product development to continue and complete and momentum on those product candidates through the regulatory process. There are no assurances that we will be able to generate revenues and achieve profitable operations.

Liquidity and Capital Resources

As of June 30, 2021, we had $15,227 in current assets and currently liabilities of $910,723. We had a working capital deficit of $895,496 as of June 30, 2021.

We had insignificant operating, investing or financing cash flows to report for the three months ended June 30, 2021 and 2020.

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

Subsequent to the reporting period, we received $100,000 in funding in July and we entered into an equity line financing for up to $125,000,000. The terms of this financing are set forth below in this quarterly report. The company is hopeful that this financing may assist the company to raise the funds needed to implement its business plan. The financing, however, is conditional on filing a registration statement with the Securities and Exchange Commission and other factors set forth in the definitive agreements. If we are unable to use the equity line, or we are limited in the amounts of funds we are able to draw from such line, we may not realize the funds necessary to implement our business plan exclusively from this equity line financing.

Off Balance Sheet Arrangements

As of June 30, 2021, we had no off balance sheet arrangements.

Going Concern

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have negative working capital of $895,496 and have incurred losses since inception of $1,649,936. We expect to incur further losses in the development of our business and have been dependent on funding operations from inception. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2021, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending March 31, 2022: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

On July 2, 2021 ABTI Pharma receieved the first payment of one hundred thousand dollars ($100,000) as part of the Company agreement to provide contracted funding up to One million one hundred thousand dollars ($1,100,000)

On August 11, 2021, we entered into a Common Stock Purchase Agreement and a Registration Rights Agreement with EMC2 Capital, LLC (the “Buyer”) pursuant to which the Buyer agreed to invest up to One Hundred Million Dollars ($125,000,000) to purchase the Company’s common stock, par value $0.001 per share, at a purchase price as defined in the Common Stock Purchase Agreement. The Registration Rights Agreement was an inducement to the Buyer to execute and deliver the Common Stock Purchase Agreement, whereby the Company agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, and applicable state securities laws, with respect to the shares of common stock issuable for Investor’s investment pursuant to the Common Stock Purchase Agreement.

In addition, the Company entered into a Common Stock Purchase Warrant with the Buyer to subscribe for a purchase from the Company up to Fifteen Million (15,000,000) shares of the Company’s Common Stock, par value $0.001. The foregoing description of the Common Stock Purchase Agreement, Registration Rights Agreement, Common Stock Purchase Warrant and the Common Stock Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of those documents, copies of which are attached as Exhibits 10.1, 10.2 and 4.1, respectively, to this Quarterly Report on Form 10-Q, and of which are incorporated herein by reference.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
4.1**	Common Stock Purchase Warrant, dated August 11, 2021
10.1**	Common Stock Purchase Agreement, dated August 11, 2021
10.2**	Registration Rights Agreement, dated August 11, 2021
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterola Biotech, Inc.

Date:	August 19, 2021

By: /s/ Seamus McAuley Seamus McAuley Title: Chief Executive Officer and Director

Date:	August 19, 2021

By: /s/ Larson Elmore Larson Elmore Title: Interim Chief Financial Officer, Vice Chairman, Secretary and Director

