Form 10-Q
period 2021-09-30
ALTEROLA BIOTECH INC.
filed 2021-11-15
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 754,280,000 shares as of November 12, 2021.

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2021 and March 31, 2021 (unaudited);

F-2	Consolidated Statements of Operations for the three and six months ended September 30, 2021 (unaudited);

F-3	Consolidated Statement of Stockholders’ Deficit for the period from January 7, 2021 (inception) to September 30, 2021 (unaudited);

F-4	Consolidated Statements of Cash Flow for the six months ended September 30, 2021 (unaudited);

F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2021 are not necessarily indicative of the results that can be expected for the full year.

3

ALTEROLA BIOTECH, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND MARCH 31, 2021

	September 30, 2021	March 31, 2021
ASSETS
Current Assets
Bank	$175,757	$519
Funds in attorney trust account	12,773	—
Prepaid	1,099	—
		—
Total Current Assets	189,629	519

Intellectual property	34,746	—

TOTAL ASSETS	$224,375	$519

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$449,494	$98,379
Accrued expenses	214,950	20,244
Accrued expenses- related party	330,000	562,665
Advances from related party	89,958	78,350
Total Current Liabilities	1,084,402	759,638

Convertible Note Payable	171,863	—

Total Liabilities	1,256,265	759,638

Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common Stock, $.001 par value, 2,000,000,000 shares authorized, 754,560,000 and 754,280,000 shares issued and outstanding, respectively	754,560	754,280
Foreign currency translation adjustment	(11,783)	(14,023)
Additional paid-in capital	137,347	—
Accumulated deficit	(1,912,014)	(1,499,376)
Total Stockholders’ Equity (Deficit)	(1,031,890)	(759,119)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$224,375	$519

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021

	Three Months Ended September 30, 2021	Six Months Ended September 30, 2021

REVENUES	$—	$—

OPERATING EXPENSES
Accounting and audit fees	20,743	29,135
Research and development	124,034	260,325
Legal fees	10,295	11,014
Directors fees and expenses	13,874	13,874
Consulting fees	93,650	93,650
General and administrative expenses	(518)	4,640
TOTAL OPERATING EXPENSES	262,078	412,638

LOSS FROM OPERATIONS	(262,078)	(412,638)

OTHER INCOME (EXPENSE)
Miscellaneous sale	—	—
TOTAL OTHER INCOME (EXPENSE)	—	—

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(262,078)	$(412,638)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	754,280,000	754,280,000

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JANUARY 7, 2021 (INCEPTION) TO MARCH 31 2021 AND SEPTEMBER 30, 2021

	Common stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income ( loss)	Deficit	Total
Balance, January 7, 2021(inception)	100	$136	—	$0	$0	$136
Related party interest forgiven	—	—	1,544	—	—	1,544
Recapitalization on reverse merger	754,279,900	754,144	(1,544)	—	(1,156,343)	(403,743)

Change in foreign currency	—	—	—	(14,023)	—	(14,023)

Net loss for the period ended March 31, 2021	—	—	—	—	(343,033)	(343,033)
Balance, March 31, 2021	754,280,000	$754,280	—	$(14,023)	$(1,499,376)	$(759,119)
Change in foreign currency	—	—	—	2,240	—	2,240
Shares issued for cash	280,000	280	137,347	—	—	137,627
Net loss for the period ended September 30, 2021	—	—	—	—	(412,638)	(412,638)
Balance, September 30, 2021	754,560,000	$754,560	137,347	$(11,783)	$(1,912,014)	$(1,031,890)

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR SIX MONTHS ENDED SEPTEMBER 30, 2021

Six Months Ended September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(412,638)
Changes in assets and liabilities:
Increase (decrease) in prepaid assets	(1,099)
Increase (decrease) in accrued expenses -related party	(232,832)
Increase (decrease) in accrued expenses	195,194
Increase (decrease) in accounts payable	342,501
Net Cash Used by Operating Activities	(108,874)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in intellectual property	(34,746)
Net Cash Used by Investing Activities	(34,746)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from share issuance	137,627
Convertible note payable	171,863
Due from related parties	11,608
Net Cash Provided by Financing Activities	321,098

Effect of exchange rate adjustments on cash	(2,240)

Net Increase (Decrease) in Cash and Cash Equivalents	175,238

Cash and cash equivalents, beginning of period	519
Cash and cash equivalents, end of period	$175,757

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—
Income taxes paid	$—

NON-CASH INVESTING AND FINANCING INFORMATION

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United State of America (GAAP accounting) and include the accounts of Alterola and its wholly owned subsidiaries ABTI Pharma, Phytotherapeutix Ltd, and Ferven Ltd. All material intercompany transactions and balances have been eliminated.

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

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. As of and for the year ended September 30, 2021, the financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.

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

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2021 and March 31, 2021:

	September 30, 2021	March 31, 2021
Audit fees	$17,687	$—
Accounting	5,600	5,600
Research and development	177,019	—
Legal fees and transfer agent	14,644	15,644
Total Accrued Expenses	$214,950	$20,244

NOTE 4 – CONVERTIBLE DEBT

On September 21, 2021, the Company entered into a convertible note agreement with an outside party for $171,863. The convertible note agreement is for 9 months, with an interest rate of 20% per annum. Interest on the loan is due upon payment of principal amount. The loan balance is convertible upon any conversion event. The Conversion events identified are i) automatically in the event of a qualified financing, meaning an issue of shares against payment of an amount of at least approximately $171,000. In the event of a qualified financing larger than $25 million, the Lender will have the option to either convert or apply for repayment. ii) automatically in the event of a takeover, meaning an event resulting in a change of control of the Company or a transfer of all or substantially all of the Company’s assets iii) upon request of the majority of the lenders following the expiration of the 9 month term.

Conversion of the debt is at a discount rate of 60% of the published share price, with a valuation floor of $1.37 per share.

NOTE 5 – CAPITAL STOCK

The Company has 2,000,000,000 shares of $0.001 par value common stock authorized and 10,000,000 shares of $0.001 par value preferred stock authorized.

The Company has 754,560,000 and 754,280,000 shares of common stock issued and outstanding as of September 30, 2021 and March 31, 2021, respectively. There are no shares of preferred stock issued and outstanding as of September 30, 2021 and March 31, 2021.

During the three months ended September 30, 2021, the company issued 280,000 shares in exchange for cash of $137,627.

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

During the period ended September 30, 2021, a shareholder made advances to the company to fund operating expenses in the amount of $89,958. These advances are non – interest bearing and have no specified terms of repayment.

During the period ended September 30, 2021, the Company accrued director’s fees payable of $330,000.

NOTE 7 – LIQUIDITY & GOING CONCERN

Alterola has negative working capital of $894,733, has incurred losses since inception of $1,912,014, and has not received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company analyzed its operations subsequent to September 30, 2021 to the date these financial statements were issued, and determined it does not have any material subsequent events to disclose in these financial statements.

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

Overview

Our goal is to provide better medicines for patients across the globe. We believe in harnessing the therapeutic potential of cannabinoids and cannabinoid- like compounds, which can bring valuable treatments to seriously ill patients. Rather than just focusing on one method of identifying, researching and developing such medicines, we are interested in developing new medicines from all sources including botanical, traditional chemical synthesis and biosynthetic methodologies.

On May 28, 2021, we acquired ABTI Pharma Limited, a company registered in England and Wales (“ABTI Pharma”), with the purchase of all of its capital stock in exchange for 600,000,000 shares of our common stock pro rata to the ABTI Pharma shareholders.

As a result of the acquisition, we are a pharmaceutical company working with cannabinoid and cannabinoid like molecules. We have three areas of focus:

1) Development of regulated pharmaceuticals (human and animal health) and regulated food products. This has been achieved via the strategic acquisition of Phytotherapeutix Ltd;

2) Production of low cost of goods Active Pharmaceutical Ingredient (API) and food-grade ingredients (supported by the strategic acquisition of Ferven Ltd); and

3) Formulation, and drug delivery, providing improved bioavailability, solubility and stability (supported by the exclusive licensing of IP and technology from Nano4M Ltd).

Phytotherapeutix Ltd, a subsidiary of ABTI Pharma, has generated a number of molecules with patents pending, some of which have demonstrable pharmacological activity, similar to that of CBD. This means that some of these molecules are anticipated to have a similar market potential to CBD across a range of therapeutic areas.

Ferven Ltd, another subsidiary of ABTI Pharma, is looking to produce cannabinoids by fermentation. The exclusively licensed organism has the potential to be genetically modified to produce multiple cannabinoids at a very low cost of goods. It is anticipated that the selected genetically modified organisms will grow very quickly, which in turn, reduces the cost of production.

Nano4M Ltd is a company which has exclusively licensed its nano-formulation patents and know-how to ABTI Pharma Ltd.

Additionally, we may consider entering into Joint Venture Partnerships, Acquisition of Companies with complimentary portfolios or Licencing Agreements to enhance the product portfolio. These are strategies the Company may implement and any such opportunities will be assessed on a case by case basis and on their merit at the time.

ABTI Pharma management has extensive proven experience, know-how and connections in the cannabinoid medicines sector, and is looking to utilize this knowledge and experience for the development of such medicines from existing cannabinoids and cannabinoid-like molecules.

Our address is 47 Hamilton Square Birkenhead Merseyside CH41 5AR United Kingdom. Our telephone number is +44 151 601 9477. Our website is www.alterolabio.com.

We do not incorporate the information on or accessible through our websites into this Quarterly Report, and you should not consider any information on, or that can be accessed through, our websites a part of this Quarterly Report.

Results of Operations for the Three and Six Months Ended September 30, 2021 and 2020

We have generated no revenues since inception and we do not anticipate earning revenues until such time that we are able to market and sell our products.

We incurred operating expenses of $262,078 and $412,638 for the three and six months ended September 30, 2021, respectively, consisting mainly of research and development of $124,034 and $260,325, respectively.

We expect that our operation expenses will increase significantly for the balance of the fiscal year ended March 31, 2022 and beyond. This would be the result of increased research and development expenses associated with our product candidates, the regulatory process of approval of those products, as well as the expenses associated with our reporting obligations with the Securities and Exchange Commission.

We recorded a net loss of $150,560 and $412,638 for the three and six months ended September 30, 2021, respectively.

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

Liquidity and Capital Resources

As of September 30, 2021, we had $189,629 in current assets and currently liabilities of $1,084,402. We had a working capital deficit of $894,773 as of September 30, 2021.

We used cash of $108,874 for the six months ended September 30, 2021, mainly a result of our net loss of $412,638 and a decrease in accrued expenses-related party of $232,832.

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

We received $100,000 in funding in July and we entered into an equity line financing for up to $125,000,000. The company is hopeful that this financing may assist the company to raise the funds needed to implement its business plan. The financing, however, is conditional on filing a registration statement with the Securities and Exchange Commission, which was filed in October and was declared effective by the Securities and Exchange Commission on October 29, 2021, and other factors set forth in the definitive agreements. If we are unable to use the equity line, or we are limited in the amounts of funds we are able to draw from such line, we may not realize the funds necessary to implement our business plan exclusively from this equity line financing.

Off Balance Sheet Arrangements

As of September 30, 2021, we had no off balance sheet arrangements.

Going Concern

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have negative working capital of $894,733, and have incurred losses since inception of $1,912,014. We expect to incur further losses in the development of our business and have been dependent on funding operations from inception. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2021, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2021, the company issued 280,000 shares in exchange for cash of $137,627. These shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterola Biotech, Inc.

Date:	November 15, 2021

By: /s/ Seamus McAulley Seamus McAuley Title: Chief Executive Officer (Principal Executive Officer) and Director

Date:	November 15, 2021

By: /s/ Timothy Rogers Timothy Rogers Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Chairman, and Director

