Form 10-Q
period 2021-12-31
ALTEROLA BIOTECH INC.
filed 2022-03-01
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2021

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 786,633,333 shares as of February 28, 2022.

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of December 31, 2021 and March 31, 2021 (unaudited);

F-2	Consolidated Statements of Operations for the three and nine months ended December 31, 2021 (unaudited);

F-3	Consolidated Statement of Stockholders’ Deficit for the period from January 7, 2021 (inception) to December 31, 2021 (unaudited);

F-4	Consolidated Statements of Cash Flow for the nine months ended December 31, 2021 (unaudited);

F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2021 are not necessarily indicative of the results that can be expected for the full year.

3

ALTEROLA BIOTECH, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND MARCH 31, 2021

	December 31, 2021	March 31, 2021
ASSETS
Current Assets
Bank	$40,109	$519
Funds in attorney trust account	12,773	—
VAT receivable	35,802	—
Prepaid	2,021	—
		—
Total current assets	90,705	519

Intangible assets	12,000,000	—

TOTAL ASSETS	$12,090,705	$519

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$574,703	$98,379
Accrued expenses	211,750	20,244
Accrued expenses- related party	330,000	562,665
Advances from related party	101,358	78,350
Total Current Liabilities	1,217,811	759,638

Convertible Note Payable	169,038	—

Total Liabilities	1,386,849	759,638

Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common Stock, $.001 par value, 2,000,000,000 shares authorized, 786,300,000 and 754,280,000 shares issued and outstanding, respectively	786,300	754,280
Foreign currency translation adjustment	(3,704)	(14,023)
Additional paid-in capital	14,633,951	—
Accumulated deficit	(4,712,691)	(1,499,376)
Total Stockholders’ Equity (Deficit)	10,703,856	(759,119)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,090,705	$519

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021

	Three Months Ended December 31, 2021	Nine Months Ended December 31, 2021

REVENUES	$—	$—

OPERATING EXPENSES
Accounting and audit fees	63,390	92,525
Research and development	61,999	322,324
Legal fees	17,040	28,054
Directors fees and expenses	64,713	78,587
Consulting fees	2,452,313	2,545,963
Salaries and wages	91,083	91,083
General and administrative expenses	50,139	54,779
TOTAL OPERATING EXPENSES	2,800,677	3,213,315

LOSS FROM OPERATIONS	(2,800,677)	(3,213,315)

OTHER INCOME (EXPENSE)
Miscellaneous sale	—
TOTAL OTHER INCOME (EXPENSE)	—

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(2,800,677)	(3,213,315)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	771,132,239	761,483,234

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JANUARY 7, 2021 (INCEPTION) TO MARCH 31 2021 AND DECEMBER 31, 2021

	Common stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income ( loss)	Deficit	Total
Balance, January 7, 2021(inception)	100	$136	$—	$0	$0	$136
Related party interest forgiven	—	—	1,544	—	—	1,544
Recapitalization on reverse merger	754,279,900	754,144	(1,544)	—	(1,156,343)	(403,743)

Change in foreign currency	—	—	—	(14,023)	—	(14,023)

Net loss	—	—	—	—	(343,033)	(343,033)
Balance, March 31, 2021	754,280,000	$754,280	$—	$(14,023)	$(1,499,376)	$(759,119)
Shares issued for cash	520,000	520	266,201	—	—	266,721
Shares issued for C2 Wellness acquisition	24,000,000	24,000	11,976,000	—	—	12,000,000
Shares issued for services related to S-1 Registration	7,500,000	7,500	2,391,750	—	—	2,399,250
Change in foreign currency	—	—	—	10,319	—	10,319
Net loss	—	—	—	—	(3,213,315)	(3,213,315)
Balance, December 31, 2021	786,300,000	$786,300	$14,633,951	$(3,704)	$(4,712,691)	$10,703,856

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR NINE MONTHS ENDED DECEMBER 31, 2021

Nine Months Ended December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,213,315)
Increase in prepaid assets	(2,021)
Increase in funds in attorney trust account	(12,773)
Increase in receivables	(35,802)
Increase in accrued expenses	191,506
Increase in accounts payable	476,324
Net Cash Used by Operating Activities	(2,596,081)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of assets and intellectual property	(12,000,000)
Net Cash Used by Investing Activities	(12,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from share issuance	266,721
Convertible note payable	169,038
Shares issued for services related to S-1 registration	2,399,250
Shares issued for C-2 Acquisition	12,000,000
Net proceeds to related parties	(209,657)
Net Cash Provided by Financing Activities	14,625,352

Effect of exchange rate adjustments on cash	10,319

Net Increase (Decrease) in Cash and Cash Equivalents	39,590

Cash and cash equivalents, beginning of period	519
Cash and cash equivalents, end of period	$40,109

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—
Income taxes paid	$—

NON-CASH INVESTING AND FINANCING INFORMATION
Shares issued for services for s-1 Registration	$2,399,250
Shares issued for C-2 Acquisition	$12,000,000

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

The business plan of the company is no longer focused on a chewing gum delivery system but it has re-focused its activities to the development of cannabinoid, cannabinoid-like, and non-cannabinoid pharmaceutical active pharmaceutical ingredients (APIs), pharmaceutical medicines made from cannabinoid, cannabinoid-like, and non-cannabinoid APIs and European novel food approval of cannabinoid-based, cannabinoid-like and non-cannabinoid ingredients and products .In addition, the company plans to develop such bulk ingredients for supply into the cosmetic sector.

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

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATEDEDFINANCIAL STATEMENTS

DECEMBER 31, 2021

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

DECEMBER 31, 2021

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

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. As of and for the year ended December 31, 2021, the financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.

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

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2021 and March 31, 2021:

	December 31, 2021	March 31, 2021
Audit fees	$17,687	$—
Accounting	5,600	5,600
Research and development	177,019	—
Legal fees and transfer agent	11,444	15,644
Total Accrued Expenses	$211,750	$20,244

NOTE 4 – CAPITAL STOCK

The Company has 2,000,000,000 shares of $.001 par value common stock authorized and 10,000,000 shares of $.001 par value preferred stock authorized.

On September 6, 2021, the Company raised $136,721 in cash in exchange for 280,000 shares. The shares were issued subsequent to December 31, 2021.

On December 21, 2021, the company issued 520,000 shares of stock in exchange for $130,000 of cash considerations.

On October 29, 2021, the Company issued 7,500,000 shares of stock in exchange for services provided by EMC2 Capital, the selling stockholder. The shares were issued at fair value of the date of exchange, or $2,399,250.

As pursuant to the asset purchase agreement dated November 9, 2021, the Company acquired certain intellectual property rights of C2 Wellness Corp. In exchanges for the assets acquired, the Company issued 24,000,000 shares of common stock valued at $0.50 per share. The intellectual property rights acquired are recorded as intangible assets as of December 31, 2021 for $12,000,000.

The Company has 786,300,000 and 754,280,000 shares of common stock issued and outstanding as of December 31, 2021 and March 31, 2021, respectively. There are no shares of preferred stock issued and outstanding as of December 31, 2021 and March 31, 2021.

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

During the period ended December 31, 2021, a shareholder made advances to the company to fund operating expenses in the amount of $101,358. These advances are non – interest bearing and have no specified terms of repayment.

During the period ended December 31, 2021, the Company accrued director’s fees payable of $330,000.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 6 – LIQUIDITY & GOING CONCERN

Alterola has negative working capital of $1,127,106, has incurred losses since inception of $4,712,691, and has not received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company analyzed its operations subsequent to December 31, 2021 to the date these financial statements were issued, and determined it does not have any material subsequent events to disclose in these financial statements.

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

Recently, on December 2, 2021, we closed an Asset Purchase Agreement (the “Purchase Agreement”) with C2 Wellness Corp., a Wyoming corporation, and Dr. G. Sridhar Prasad (together, the “Seller”).

On the Closing Date, pursuant to the Purchase Agreement, the Company acquired certain IP assets (the “Assets”) from Seller, which include:

•  Novel cannabinoid molecules and their associated intellectual property;

•  Novel cannabinoid pro-drugs, and their associated intellectual property;

•  Novel proprietary cannabinoid formulations, designed to target lymphatic delivery, and their associated intellectual property;

•  Novel proprietary nano-encapsulated cannabinoid formulations, in self dissolving polymers, and their associated intellectual property; and

•  Cannabinoids and cannabinoid pro-drug formulations for topical ocular delivery, and their associated intellectual property.

In exchange for the Assets, the Company issued to Seller twenty four million (24,000,000) shares of common stock.

As a result of the Purchase Agreement and the acquisition of the Assets, and following further research and development, the Company may wish to use the technology platforms and associated intellectual property in the development of its medicines containing cannabinoids and cannabinoid-like compounds or ratios / combinations thereof, which assuming the necessary quality, safety and efficacy can be successfully demonstrated in nonclinical and clinical studies, may bring valuable treatments to seriously ill patients in due course

Additionally, we may consider entering into Joint Venture Partnerships, Acquisition of Companies with complimentary portfolios or Licencing Agreements to enhance the product portfolio. These are strategies the Company may implement and any such opportunities will be assessed on a case by case basis and on their merit at the time.

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

Results of Operations for the Three and Nine Months Ended December 31, 2021 and 2020

We have generated no revenues since inception and we do not anticipate earning revenues until such time that we are able to market and sell our products.

We incurred operating expenses of $2,800,677 and $3,213,315 for the three and nine months ended December 31, 2021, respectively. Our operating expenses for the nine months ended December 31, 2021 were mainly the result of $2,545,963 in consulting fees, $322,324 in research and development, $92,525 in accounting and audit fees and $91,083 in salaries and wages.

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

We recorded a net loss of $2,800,677 and $3,213,315 for the three and nine months ended December 31, 2021, respectively.

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

Liquidity and Capital Resources

As of December 31, 2021, we had $90,705 in current assets and currently liabilities of $1,217,811. We had a working capital deficit of $1,127,106 as of December 31, 2021.

We used cash in operating activities of $2,596,081 for the nine months ended December 31, 2021, mainly a result of our net loss of $3,213,315 offset by an increase in accounts payable of $476,324.

We used cash in investing activities of $12,000,000 for the nine months ended December 31, 2021 in connection with the acquisition of assets and intellectual property with C2 Wellness.

We had cash provided for financing activities of $14,625,352 for the nine months ended December 31, 2021 from share issuances and convertible notes payable offset by payments of $209,657 to related parties.

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

Off Balance Sheet Arrangements

As of December 31, 2021, we had no off balance sheet arrangements.

Going Concern

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have negative working capital of $1,127,106, and have incurred losses since inception of $4,712,691. We expect to incur further losses in the development of our business and have been dependent on funding operations from inception. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15I and 15d-15(e)) as of December 31, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2021, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On September 6, 2021, the Company raised $136,721 in cash in exchange for 280,000 shares. The shares were issued subsequent to December 31, 2021.

On December 21, 2021, the company issued 520,000 shares of stock in exchange for $130,000 of cash consideration.

On October 29, 2021, the Company issued 7,500,000 shares of stock in exchange for services provided by EMC2 Capital, the selling stockholder. The shares were issued at fair value of the date of exchange, or $2,399,250.

As pursuant to the asset purchase agreement dated November 9, 2021, the Company acquired certain intellectual property rights of C2 Wellness Corp. In exchanges for the assets acquired, the Company issued 24,000,000 shares of common stock valued at $0.50 per share. The intellectual property rights acquired are recorded as intangible assets as of December 31, 2021 for $12,000,000.

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

Alterola Biotech, Inc.

Date:	March 1, 2022

By: /s/ Seamus McAuley Seamus McAuley Title: Chief Executive Officer (Principal Executive Officer) and Director

Date:	March 1, 2022

By: /s/ Timothy Rogers Timothy Rogers Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Chairman, and Director

