Form 10-K
period 2022-03-31
ALTEROLA BIOTECH INC.
filed 2022-06-10
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2022

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-156091

Alterola Biotech, Inc.
(Exact name of registrant as specified in its charter)

Nevada	82-1317032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

47 Hamilton Square Birkenhead Merseyside United Kingdom	CH415AR
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: +44 151 601 9477
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not applicable
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
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $163,675,200

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 807,047,948 shares as of May 31, 2022.

PART I

Item 1. Business

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

Ferven Ltd, another subsidiary of ABTI Pharma, is looking to produce cannabinoids by fermentation. The exclusively licensed organism has the potential to be genetically modified to produce multiple cannabinoids at an anticipated very low cost of goods. It is anticipated that the selected genetically modified organisms will grow very quickly, which in turn, reduces the cost of production.

Nano4M Ltd is a company which has exclusively licensed its nano-formulation patents and know-how to ABTI Pharma Ltd.

As a result of the acquisition of assets and intellectual property from C2 Wellness Corp. on December 02, 2021, Alterola now has the following assets and intellectual property:

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

Additionally, we may consider entering into Joint Venture Partnerships, or acquire companies with complimentary portfolios or enter into Licensing Agreements to enhance the product portfolio. These are strategies the Company may implement and any such opportunities will be assessed on a case by case basis and on their merit at the time.

Alterola and ABTI Pharma management has extensive proven experience, know-how and connections in the cannabinoid medicines sector, and is looking to utilize this knowledge and experience for the development of such medicines from existing cannabinoids and cannabinoid-like molecules.

Our address is 47 Hamilton Square Birkenhead Merseyside CH41 5AR United Kingdom. Our telephone number is +44 151 601 9477. Our website is www.alterolabio.com. The company has a fully operational US$ and a £ sterling bank account in the United Kingdom with the HSBC Group.

We do not incorporate the information on or accessible through our websites into this annual report on Form 10-K, and you should not consider any information on, or that can be accessed through, our websites a part of this annual report on Form 10-K.

Competition

Pharmaceutical Sector

The cannabinoid-based and cannabinoid-like pharmaceutical medicine research and development sector is and will likely remain competitive. In general, the biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary drugs / medicines.

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

We are aware of a number of companies that are engaged in cannabinoid-based drug / medicine development. In addition, several other U.S.-based companies are in early stage discovery and preclinical development utilizing synthetic and/or plant- derived cannabinoids such as CBD and/or THC.

Non-Pharmaceutical Sector

Due to Federal regulation, it is not currently possible to sell THC or CBD-containing products for non- pharmaceutical use (e.g., as food ingredients or dietary supplements) in the USA.

Although the Hemp Farming Act of 2018 effectively removed hemp (defined as cannabis with less than 0.3% THC) from Schedule I controlled substances, the FDA has yet to establish guidelines to legally sell hemp containing products as food ingredients or dietary supplements.

However, it is possible to develop cannabinoid- containing ingredients and products in the food sector in Europe through the Novel Food Approvals route.

Again this sector is and will likely remain competitive in territories where it is legal to develop and sell such products. Further it is also possible to develop cannabinoid-containing ingredients in the cosmetics sector.

For both pharmaceutical and non-pharmaceutical markets, established companies may have a competitive advantage due to their size and experiences, positive cash flows and institutional networks. Many of our pharma and non-pharma competitors may have significantly greater financial, technical and human resources than we do. Due to these factors, our competitors may have a range of competitive advantages and may obtain regulatory approval of their active pharmaceutical ingredient (API), or medicines; or food ingredients or food products or cosmetic ingredients before we are able to develop or commercialize our pharma or non-pharma active ingredients or products. Our competitors may also develop ingredients or products that are safer, more effective, more widely used and less expensive than ours.

Furthermore, some of these competitors may make acquisitions or establish collaborative relationships among themselves or with third parties to increase their ability to rapidly gain market share and/or increase their ingredient or product lines.

Mergers and acquisitions in the pharmaceutical and biotechnology and non-pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors. Smaller and other early-stage companies, such as ours, may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. We aim to compete with large and small companies in recruiting and retaining qualified scientific, management and commercial personnel, and using our management knowhow and expertise in the sector to develop ingredients and products in a regulatory compliant manner, as well as licensing in or joint-venturing with a partner and / or in acquiring technologies complementary to our development programs.

Intellectual Property:

Through the acquisition of ABTI Pharma, Alterola has acquired ABTI Pharma’s internal and licensed IP portfolio, which includes:

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

Through the acquisition of assets and intellectual property from C2 Wellness Corp. on December 02, 2021, Alterola now has the following assets and intellectual property:

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

In addition, Alterola, via ABTI Pharma Ltd, have in principle agreements to bring in additional complimentary technologies with incumbent IP.

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

Given that the active ingredients present in our APIs, food ingredients, and cosmetic ingredients are in some cases considered to be controlled substances, in certain jurisdictions / territories, there are additional regulations which are applicable to the research, development, import, receipt, possession, storage, preparation, extraction, synthesis, biosynthesis, manufacture, processing, analysis, release, formulation, dispensing, packaging and labelling, import/export, transport, commercialization, advertising and supply / distribution of Controlled Substances. This means that some of Alterola’s compounds may need to be compliant with competent authorities such as the DEA (USA), The Home Office (UK), and the corresponding authorities in each country.

We intend to conduct some of our research and development relating to our drug candidates in the United States, at which time, our research and development, future manufacturing, distribution, and sale of our drugs will become subject to the United States Federal Controlled Substances Act of 1970 and regulations promulgated thereunder.

While cannabis containing greater than 0.3% THC is a Schedule I controlled substance, drugs approved for medical use in the United States that contain cannabis or cannabis extracts must be placed in Schedules II-V or de-scheduled, since approval by the FDA satisfies the “accepted medical use” requirement. If any of our cannabis-derived pipeline drug candidates will receive approval by the FDA, it must be listed by the DEA as an appropriately scheduled controlled substance or de-scheduled to be allowed for commercialization. Because hemp (cannabis containing not more than .3% THC) and its derivatives were recently de-scheduled, the development of these compounds would follow the same process of other APIs.

Consequently, the manufacture, importation, exportation, domestic distribution, storage, sale, and legitimate use of some of our future ingredients and / or drugs may be subject to a significant degree of regulation by the DEA. In addition, individual states in the United States have also established controlled substance laws and regulations. Though state-controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule our ingredients and / or drugs.

Europe

It is the company’s intention have its ingredients and pipeline drug candidates approved in countries in addition to the USA and hence we are subject to extensive regulation by other international regulatory agencies, and the applicable local laws and regulations.

Similarly to the U.S. Food, Drug, and Cosmetic Act in the USA and its implementing regulations, there are similar laws and regulations in Europe for the research, testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record keeping, reporting, distribution, import, export, advertising, and promotion of our drugs (medicines). Again, our activities in Europe will be subject to regulations that are similar in nature and scope as those in the United States, although there can be important differences.

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

Different countries have different laws and regulations for the research, testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record keeping, reporting, distribution, import, export, advertising, and promotion of our drugs (medicines).

Again, given that the active ingredients present in our APIs, food ingredients and cosmetic ingredients are in some countries are considered to be controlled substances in some countries, there are additional regulations which are applicable to the research, development, import, receipt, possession, storage, preparation, extraction, synthesis, biosynthesis, manufacture, processing, analysis, release, formulation, dispensing, packaging and labelling, import/export, transport, commercialization, advertising, and supply / distribution of Controlled Substances. This means that Alterola needs to be compliant with each competent authority in each country as applicable.

The process of obtaining regulatory marketing approvals and the subsequent compliance with the appropriate national, federal, state, local and foreign statutes and regulations of other countries (ex-US, Europe and Japan) require the expenditure of substantial time and financial resources and we may not be successful.

The Regulatory Process for the approval of New Medicines

The Company operates in a highly controlled new drugs / medicines regulatory environment. Strict regulations establish requirements relating to demonstration of quality, safety and efficacy of a medicine. Regulations also cover preclinical and clinical research and development, manufacturing and reporting procedures, both pre- and post- approval. Failure to comply with regulations can result in stringent sanctions, including product recalls, withdrawal of approvals, seizure of products and criminal prosecution. Further, many countries have stringent regulations relating to the possession and use of cannabis or cannabinoid or cannabis-based medicines or medicines containing cannabinoid-like compounds.

Before obtaining regulatory approvals for the commercial sale of our future drug candidates, we must demonstrate that the proposed medicine demonstrates quality, safety, and efficacy. From a quality perspective this is done through demonstrating appropriate chemistry and manufacturing controls (CMC), and from a safety and efficacy perspective, this is done through demonstrating that our drug candidates are safe and effective in preclinical studies and clinical trials. Historically, the results from preclinical studies and early clinical trials often have not accurately predicted results of later clinical trials. In addition, many pharmaceuticals have shown promising results in clinical trials but subsequently failed to establish sufficient safety and efficacy results to obtain necessary regulatory approvals.

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

Governmental authorities in all major markets require that a new drug be approved or exempted from approval by the appropriate regulatory authorities before it is marketed, and have established high standards for technical appraisal, which can result in an expensive and lengthy approval process. The time to obtain approval of a new medicine or indication varies by country and some drugs are never approved. The lengthy process of conducting new product or formulation development, preclinical studies and clinical trials, seeking approval and the subsequent compliance with applicable statutes and regulations, if approval is obtained, are very costly and require the expenditure of substantial resources.

United States

In the United States, the Public Health Service Act and the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the safety and effectiveness standards for our drugs and the raw materials and components used in the production of, testing, manufacture, labeling, storage, record keeping, approval, distribution, advertising, and promotion of drug candidates on a product-by-product basis.

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

After laboratory analysis and preclinical testing, a Sponsor files an Investigational New Drug Application, or IND, to begin clinical development (clinical trials in humans). Typically, a manufacturer conducts a three-phase human clinical development program which itself is subject to numerous laws and regulatory requirements, including adequate monitoring, reporting, record keeping and informed consent. In Phase I, small clinical trials are conducted to determine the safety and tolerability of drug candidates. In Phase II, clinical trials are conducted to assess safety and gain preliminary evidence of the efficacy of drug candidates, and to determine appropriate dose ranges in patients with the target indication. In Phase III, clinical trials are conducted in appropriate patient populations to provide sufficient data for the statistically valid evidence of safety and efficacy. The time and expense that will be required for us to perform this clinical development can vary and is substantial. We cannot be certain that we will successfully complete Phase I, Phase II or Phase III clinical trials within any specific period, if at all. Furthermore, the FDA, the IRB are responsible for approving and monitoring the clinical trials at a given site, the Data Safety Monitoring Board, where one is used, or we may suspend the clinical trials at any time on various grounds, including a finding that subjects or patients are exposed to unacceptable health risk. Given that a number of our clinical trials are likely to be performed using drug candidates containing controlled substances, there is the added requirement for compliance with DEA regulations (or equivalent competent authority in ex-US countries where the preclinical studies and clinical trials may be conducted). DEA requirements for State and Federal DEA Registration for receipt, storage, and dispensing of controlled substances vary from state to state and the DEA Registration process can be lengthy and requirement multiple site visits by DEA personnel. This is further complicated if the controlled substance needs temperature regulation as well as controlled access / storage. Failure to gain or delay to gaining the necessary DEA registrations at one or more non-clinical (CMC), laboratory or manufacturing or packaging or labelling sites, preclinical study sites, analytical laboratories or clinical trial sites may delay the delivery of materials to key stakeholders. For example, delay of delivery of investigational product to a clinical trial site, may ultimately delay the initiation, conduct or completion of clinical trials critical for the approval of the product. These failures or delays may delay also the development of other drug candidates and hinder our ability to develop and / or conduct related preclinical studies and clinical trials. Additionally, if we have failures or delays in DEA registrations in pivotal or critical programs, we may also be expected to experience challenges, delays or even the inability to obtain additional financing at acceptable terms and conditions to develop these or other drug candidates.

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

The NDA normally includes, but is not limited to, sections describing the quality safety and efficacy of the medicine. The quality section describes the chemistry, manufacturing, and controls, the preclinical (non-clinical) section describes the non-clinical pharmacology, safety pharmacology, drug metabolism, and pharmacokinetics (DMPK) and toxicology, human pharmacokinetics and bioavailability, and the clinical section describes the efficacy and safety results of the clinical trials, and the proposed labeling which contains, among other things, the intended uses of the candidate drug. Importantly for drug candidates containing controlled substances, studies investigating the medicine’s potential for abuse are also undertaken and reported.

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

As an alternate path for FDA approval of new indications or new formulations of previously-approved drugs, a company may file a Section 505(b)(2) NDA, instead of a “stand-alone” or “full” NDA. Section 505(b)(2) of the Food, Drug, and Cosmetic Act was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Amendments. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Some examples of drugs that may be allowed to follow a 505(b)(2) path to approval are drugs that have a new dosage form, strength, route of administration, formulation or indication. The Hatch-Waxman Amendments permit the applicant to rely upon certain published nonclinical or clinical studies conducted for an approved drug or the FDA’s conclusions from prior review of such studies. The FDA may require companies to perform additional studies or measurements to support any changes from the approved drug. The FDA may then approve the new drug for all or some of the labeled indications for which the referenced listed drug has been approved, as well as for any new indication supported by the NDA. While references to nonclinical and clinical data not generated by the applicant or for which the applicant does not have a right of reference are allowed, all development, process, stability, qualification, and validation data related to the manufacturing and quality of the new drug must be included in an NDA submitted under Section 505(b)(2).

To the extent that the Section 505(b)(2) applicant is relying on the FDA’s conclusions regarding studies conducted for an already approved drug, the applicant is required to certify to the FDA concerning any patents listed for the approved drug in the FDA’s “Orange Book” publication. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new drug. The Section 505(b)(2) application also will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the reference drug has expired. Thus, the Section 505(b)(2) applicant may invest a significant amount of time and expense in the development of its drugs only to be subject to significant delay and patent litigation before its drugs may be commercialized.

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

Europe

The drug development process in Europe is essentially the same as that required to develop drugs in an acceptable manner in the USA, in that a drug must meet the requirements for quality safety and efficacy. The international regulators (including the FDA) have a system which allows them to mutually recognize the standards of drug development. This is called the ICH standard (international Conference on Harmonization). This avoids the need for pharmaceutical companies to repeat their costly drug development programs for different jurisdictions / international territories. There are nuances between the requirements of the USA, Europe and Japan – but the standards to which development programs must be conducted are essentially the same.

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

There are other nuances to Marketing Authorization approval of medicines in Europe compared with the FDA. For example, a Pediatric Investigation Plan (PIP) is a development plan aimed at ensuring that the necessary data are obtained through studies in children, to support the authorization of a medicine for children. All applications for marketing authorization for new medicines have to include the results of studies as described in an agreed PIP, unless the medicine is exempt because of a deferral or waiver.

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

To qualify for orphan designation in Europe, a medicine must meet a number of criteria:

•	it must be intended for the treatment, prevention or diagnosis of a disease that is life-threatening or chronically debilitating;

•	the prevalence of the condition in the EU must not be more than 5 in 10,000 or it must be unlikely that marketing of the medicine would generate sufficient returns to justify the investment needed for its development;

•	no satisfactory method of diagnosis, prevention or treatment of the condition concerned can be authorized, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

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

The novel food status of CBD extracts was confirmed in January 2019. This means that applicants need to apply for authorization of CBD extracts and isolates using the procedure for full applications (rather than a traditional food) outlined in the European Food Standards Agency (EFSA) guidance.

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

Alterola may choose to supply active ingredient(s) to cosmetic companies within the USA where it is legal to do so. However, although the company is focused upon producing low cost of goods ingredients, there is no guarantee that the company will be able to produce cosmetic ingredients at the purity required of at a cost of goods which will enable the company to compete within other suppliers of cosmetic ingredients to cosmetic companies. Alterola has no intention in producing its own cosmetic products. It may be several years before we can obtain approval and commence commercialization of such ingredients, if ever.

Europe

The use of CBD in cosmetics is harmonized within the European Cosmetic Regulation 1223/2009, under entry 306 ‘Narcotics, natural and synthetic’ of Annex II, and has been for some time. The regulation prohibits use of cannabis and cannabis extracts in cosmetics, as they are controlled substances in Schedule I of the 1961 Single Convention on Narcotic Drugs. However, CBD specifically is not referenced in this convention. At the beginning of 2019, the European Commission (EC) added two entries to its database of cosmetics ingredients for CBD to differentiate between: CBD “derived from extract or tincture or resin of cannabis” and CBD “synthetically produced”. Both entries contain the same text: “Cannabidiol (CBD) as such, irrespective of its source, is not listed in the Schedules of the 1961 Single Convention on Narcotic Drugs. However, it shall be prohibited from use in cosmetic products (II/306) if it is prepared as an extract or tincture or resin of Cannabis in accordance with the Single Convention. Please note that national legislations on controlled substances may also apply.” Essentially, use of naturally-derived CBD from cannabis plants is prohibited in the EU but use of hemp-derived or synthetically-produced CBD is allowed. However, the Single Convention’s banned ingredients list does not include cannabis seeds or leaves without tops, meaning use of CBD derived from these parts of the cannabis plant is not currently prohibited.

It is Alterola’s intention to supply active ingredient(s) to cosmetic companies within the EU where it is legal to do so. However, although the company is focused upon producing low cost of goods ingredients, there is no guarantee that the company will be able to produce cosmetic ingredients at the purity required of at a cost of goods which will enable the company to compete within other suppliers of cosmetic ingredients to cosmetic companies. Alterola has no intention in producing its own cosmetic products. It may be several years before we can obtain approval and commence commercialization of such ingredients, if ever.

Rest of the World

Given the varying legal and regulated processes for regulatory approval of for cannabinoid-containing ingredients and / or products in the cosmetic sector in countries outside of the USA and Europe, Alterola will consider gaining such approval in countries / territories where it is legal to do so. These will be considered on a case-by-case basis as appropriate.

Employees

At present, there is one active employee other than our officers and directors. The officers, directors and senior managers oversee all responsibilities in corporate administration, business development and research and development. If finances permit, however, we intend to expand our current management to retain skilled directors, officers and employees with experience relevant to our business focus.

Property

We do not own any real property. We maintain our corporate offices at 47 Hamilton Square Birkenhead Merseyside CH41 5AR United Kingdom. One of the company directors has a beneficial ownership in the property, which is leased on “arm’s length” terms.

Legal Proceedings

From time to time, we may become party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation if determined adversely to us.

Smaller Reporting Company

The Company is a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act. There are certain exemptions available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years. As long as we maintain our status as a “smaller reporting company”, these exemptions will continue to be available to us.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. In addition to the other information contained in this Annual Report on Form 10-K, prospective investors should carefully consider the following risks before investing in our securities. If any of the following risks actually occur, as well as other risks not currently known to us or that we currently consider immaterial, our business, operating results and financial condition could be materially adversely affected. As a result, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See “Cautionary Note On Forward-Looking Statements” in this Annual Report on Form 10-K. In assessing the risks below, you should also refer to the other information contained in this Annual Report on Form 10-K, including the financial statements and the related notes, before deciding to purchase any of our securities.

Risk Related to Covid 19

Our business and future operations may be adversely affected by epidemics and pandemics, such as the recent COVID-19 outbreak.

We may face risks related to health epidemics and/or pandemics and/or other outbreaks of communicable diseases, which could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of the world as a whole. For example, the outbreak of COVID-19, which began in China, has been declared by the World Health Organization to be a “pandemic,” has spread across the globe, including the United States of America. A health epidemic or pandemic or other outbreak of communicable diseases, such as the current COVID-19 pandemic, poses the risk that we, or potential business partners may be disrupted or prevented from conducting business activities for certain periods of time, the durations of which are uncertain, and may otherwise experience significant impairments of business activities, including due to, among other things, operational shutdowns or suspensions that may be requested or mandated by national or local governmental authorities or self-imposed by us, our users or other business partners. For example, due to COVID-19, we have been unable to travel across the relevant jurisdictions pertaining to our business and foresee this as an ongoing issue. While it is not possible at this time to estimate the full impact that COVID-19 could have on our business, potential users or other potential business partners, the continued spread of COVID-19, the measures taken by the local and federal government, actions taken to protect employees, and the impact of the pandemic on various business activities could adversely affect our results of operations and financial condition.

 Risks Relating to Our Financial Condition

There are doubts about our ability to continue as a going concern.

We have generated no revenue, and have an accumulated deficit of $7,970,510 through March 31, 2022. These factors raise substantial doubt about our ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources, such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations, or to raise capital from external sources would force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on our existing stockholders.

We seek to overcome the circumstances that impact our ability to remain a going concern through a combination of the growth of revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support its business operations; however, we may not have commitments from third parties for a sufficient amount of additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue operations. Our ability to obtain additional funding will determine the Company’s ability to continue as a going concern. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on our financial performance, results of operations and stock price and require us to curtail or cease operations, sell off our assets, seek protection from our creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary, to raise additional funds, and may require that we relinquish valuable rights.

Because we have a limited operating history, you may not be able to accurately evaluate our operations.

We have had limited operations to date. Therefore, we have a limited operating history upon which to evaluate the merits of investing in our company. Potential investors should be aware of the difficulties normally encountered by new companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to the ability to generate sufficient cash flow to operate our business, and additional costs and expenses that may exceed current estimates. We expect to continue to incur significant losses into the foreseeable future. We recognize that if the effectiveness of our business plan is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We are dependent on outside financing for continuation of our operations.

Because we have generated no revenues and currently operate at a loss, we are completely dependent on the continued availability of financing in order to continue our business operations. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future.

We will need additional funds to complete further development of our business plan to achieve a sustainable level where ongoing operations can be funded out of revenues. We anticipate that we must raise $25,000,000 for our operations for the next 12 months, and $81,000,000 in total for our initial clinical development programs. We will require further funding to fully implement our business plan to its fullest potential and achieve our growth plans. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

Our failure to obtain future financing or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern and, as a result, our investors could lose their entire investment.

Our operating results may fluctuate, which could have a negative impact on our ability to grow our client base, establish sustainable revenues and succeed overall.

Our results of operations may fluctuate as a result of a number of factors, some of which are beyond our control including but not limited to:

•	general economic conditions in the geographies and industries where we sell our services and conduct operations; legislative policies where we sell our services and conduct operations;

•	the budgetary constraints of our customers; seasonality;

•	success of our strategic growth initiatives;

•	costs associated with the launching or integration of new or acquired businesses; timing of new product introductions by us, our suppliers and our competitors; product and service mix, availability, utilization and pricing;

•	the mix, by state and country, of our revenues, personnel and assets; movements in interest rates or tax rates; and

•	changes in, and application of, accounting rules; changes in the regulations applicable to us; and litigation matters.

As a result of these factors, we may not succeed in our business and we could go out of business.

As a growing company, we have yet to achieve a profit and may not achieve a profit in the near future, if at all.

We have not yet produced any revenues or profit and may not in the near future, if at all. We cannot be certain that we will be able to realize sufficient revenue to achieve profitability. Further, many of our competitors have a significantly larger industry presence and revenue stream but have yet to achieve profitability. Our ability to continue as a going concern is dependent upon raising capital from financing transactions, increasing revenue and keeping operating expenses below our revenue levels in order to achieve positive cash flows, none of which can be assured.

Risks Related with Management and Control Persons

We are dependent on the continued services of our key staff and if we fail to keep them or fail to attract and retain qualified senior executive and key technical personnel, our business will not be able to expand.

We are dependent on the continued availability of Timothy Rogers (Executive Chairman), Seamus McAuley (Chief Executive Officer, CEO), Colin Stott (Chief Operating Officer, COO), Dominic Schiller (Chief IP Officer), Hunter Land (VP Translational Research, USA) and Guy Webber (Preclinical Development Director), and the availability of new employees to implement our business plans. The market for skilled employees is highly competitive, especially for employees in our industry. Although we expect that our planned compensation programs will be intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to retain the services of all our key employees or a sufficient number to execute our plans, nor can there be any assurance we will be able to continue to attract new employees as required.

Our lack of adequate D&O insurance may also make it difficult for us to retain and attract talented and skilled directors and officers.

In the future we may be subject to additional litigation, including potential class action and stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. To date, we have not obtained directors and officers liability (“D&O”) insurance. Without adequate D&O insurance, the amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to the Company could have a material adverse effect on our financial condition, results of operations and liquidity. Furthermore, our lack of adequate D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers, which could adversely affect our business.

Our personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel is intense. The process of locating additional personnel with the combination of skills and attributes required to carry out our strategy could be lengthy, costly and disruptive.

If we lose the services of key personnel or fail to replace the services of key personnel who depart, we could experience a severe negative effect on our financial results and stock price. The loss of the services of any key personnel, marketing or other personnel or our failure to attract, integrate, motivate and retain additional key employees could have a material adverse effect on our business, operating and financial results and stock price.

Our officers and directors have substantial control over us and our policies and will be able to influence corporate matters.

Our officers and directors presently beneficially own more than 70% of our common stock. They are able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors, the approval of significant corporate transactions, and any change of control of our company. They could prevent transactions, which would be in the best interests of the other shareholders. Our officers and directors’ interests may not necessarily be in the best interests of the shareholders in general.

The elimination of monetary liability against our directors, officers and employees under our Articles of Incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our Company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation contain provisions that eliminate the liability of our directors for monetary damages to our Company and shareholders. Our bylaws also require us to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees that we may be unable to recoup. These provisions and resulting costs may also discourage our company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our Company and shareholders.

Our officers and directors have limited experience managing a public company.

Our officers and directors have limited experience managing a public company. Consequently, we may not be able to raise any funds or run our public company successfully. Our executive’s officers’ and directors’ lack of experience of managing a public company could cause you to lose some or all of your investment.

Risks Relating to our Common Stock

We will likely conduct further offerings of our equity securities in the future, in which case your proportionate interest may become diluted.

We will likely be required to conduct equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If our common stock shares are issued in return for additional funds, the price per share could be lower than that paid by our current shareholders. We anticipate continuing to rely on equity sales of our common stock shares in order to fund our business operations. If we issue additional common stock shares or securities convertible into shares of our common stock, your percentage interest in us could become diluted.

Our common stock price may be volatile and could fluctuate widely in price, which could result in substantial losses for investors.

Our common stock is quoted on the OTC Markets under the symbol, “ABTI.” The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

▪	government regulation of our products and services;

▪	the establishment of partnerships with pharmaceutical, food, cosmetic research and development (R & D) and / or manufacturing companies;

▪	intellectual property disputes;

▪	additions or departures of key personnel;

▪	sales of our common stock

▪	our ability to integrate operations, technology, products and services;

▪	our ability to execute our business plan;

▪	operating results below expectations;

▪	loss of any strategic relationship;

▪	industry developments;

▪	economic and other external factors; and

▪	period-to-period fluctuations in our financial results.

Because we have no revenues to date, you should consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Our existing stockholders may experience significant dilution from the sale of our common stock pursuant to the EMC2 Purchase Agreement.

The sale of our common stock to EMC2 in accordance with the Purchase Agreement may have a dilutive impact on our shareholders. As a result, the market price of our common stock could decline. In addition, the lower our stock price is at the time we exercise our put options, the more shares of our common stock we will have to issue to EMC2 in order to exercise a put under the Purchase Agreement. If our stock price decreases, then our existing shareholders would experience greater dilution for any given dollar amount raised through the offering.

The perceived risk of dilution may cause our stockholders to sell their shares, which may cause a decline in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

The issuance of shares pursuant to the EMC2 Purchase Agreement may have significant dilutive effect.

Depending on the number of shares we issue pursuant to the EMC2 Purchase Agreement, it could have a significant dilutive effect upon our existing shareholders. Although the number of shares that we may issue pursuant to the Purchase Agreement will vary based on our stock price (the higher our stock price, the less shares we have to issue), there may be a potential dilutive effect to our shareholders, based on different potential future stock prices, if the full amount of the Purchase Agreement is realized. Dilution is based upon common stock put to EMC2 and the stock price discounted to 91% of the lowest sales price on the purchase date.

EMC2 will pay less than the then-prevailing market price of our common stock which could cause the price of our common stock to decline.

Our common stock to be issued under the EMC2 Purchase Agreement will be purchased at 91% of the lowest sales price on the purchase date. EMC2 has a financial incentive to sell our shares immediately upon receiving them to realize the profit between the discounted price and the market price. If EMC2 sells our shares, the price of our common stock may decrease. If our stock price decreases, EMC2 may have further incentive to sell such shares. Accordingly, the discounted sales price in the Purchase Agreement may cause the price of our common stock to decline.

We have never declared or paid any cash dividends or distributions on our capital stock. And we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

We may become involved in securities class action litigation that could divert management’s attention and harm our business.

The stock market in general, and the shares of early-stage companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of the companies involved. If these fluctuations occur in the future, the market price of our shares could fall regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. If the market price or volume of our shares suffers extreme fluctuations, then we may become involved in this type of litigation, which would be expensive and divert management’s attention and resources from managing our business.

As a public company, we may also from time to time make forward-looking statements about future operating results and provide some financial guidance to the public markets. Projections may not be made timely or set at expected performance levels and could materially affect the price of our shares. Any failure to meet published forward-looking statements that adversely affect the stock price could result in losses to investors, stockholder lawsuits or other litigation, sanctions or restrictions issued by the SEC.

Our common stock is currently deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

Our common stock is currently deemed a “penny stock,” which makes it more difficult for our investors to sell their shares. The SEC has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•       that a broker or dealer approve a person’s account for transactions in penny stocks, and

•       the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•       obtain financial information and investment experience objectives of the person, and

•       make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•       sets forth the basis on which the broker or dealer made the suitability determination and

•       that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Risks Relating to Our Company and Industry

Our future success will largely depend on the success of our drug candidates, which development will require significant capital resources and years of preclinical and clinical development effort.

We currently have no drug products on the market, and none of our drug development projects / pipeline drug candidates has reached preclinical development or clinical trial status. Our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of our pipeline drug candidates. Investors need to be aware that substantial additional investments including preclinical and clinical development and regulatory approval efforts will be required before we are permitted to market and commercialize our pipeline drug candidates, if ever. It may be several years before we can commence clinical trials, if ever. Any clinical trial will be subject to extensive and rigorous review and regulation by numerous government authorities in the United States, the European Union, and other jurisdictions where we intend, if approved, to market our pipeline drug candidates. Before obtaining regulatory approvals for any of our pipeline drug candidates, we must demonstrate through preclinical testing and clinical trials that the pipeline drug candidate is safe and effective for its specific application. This process can take many years and may include post- marketing studies and surveillance, which would require the expenditure of substantial resources. Of the large number of drugs in development for approval in the United States, European Union (and the rest of the world), only a small percentage will successfully complete the FDA regulatory approval process or be granted authorization to be marketed in the European Commission or the other competent authorities in the European Union (“EU”) Member States, or the rest of the world. Accordingly, even if we obtain the sufficient financing to fund our planned research, development and clinical programs, we cannot assure you that any of our pipeline drug candidates will be successfully developed or commercialized.

We may be unable to formulate or scale-up any or all of our pipeline drug candidates. There is no guarantee that any of the pipeline drug candidates will be or are able to be manufactured or produced in a manner to meet the FDA’s (or any other international regulatory agency’s) criteria for product stability, content uniformity and all other criteria necessary for product approval in the United States and other markets. Any of our pipeline drug candidates may fail to achieve their specified endpoints in clinical trials.

Furthermore, pipeline drug candidates may not be approved even if they achieve their specified endpoints in clinical trials. The FDA (or any other international regulatory agency) may disagree with our trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. The FDA may also approve a drug for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials (i.e., Phase IV trials). In addition, the FDA may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our pipeline drug candidates.

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

We are not permitted to market our drug candidates as medicines in the United States or the European Union or other countries until we receive approval of a New Drug Application (“NDA”) from the FDA or a Marketing Authorization Application (“MAA”) from the European Commission, respectively, or in any foreign countries until we receive the approval from the regulatory authorities of such countries. Prior to submitting an NDA to the FDA or an MAA to the EMA for approval of our drug candidates we will need to have completed our preclinical studies and clinical trials. Successfully completing any clinical program and obtaining approval of an NDA or MAA is a complex, lengthy, expensive and uncertain process, and the FDA or EMA (or other country medicines regulatory body) may delay, limit or deny approval of pipeline drug candidates for many reasons, including, among others, because:

•	an inability to demonstrate that our pipeline drug candidates are safe and effective in treating patients to the satisfaction of the FDA or EMA (or any other country’s medicine regulatory body);

•	results of clinical trials that may not meet the level of statistical or clinical significance required by the FDA or EMA (or any other country’s medicine regulatory body);

•	disagreements with the FDA or EMA (or any other country’s medicine regulatory body) with respect to the number, design, size, conduct or implementation of clinical trials;

•	requirements by the FDA and EMA (or any other country’s medicine regulatory body) to conduct additional clinical trials;

•	disapproval by the FDA or EMA or other applicable foreign regulatory authorities of certain formulations, labeling or specifications of pipeline drug candidates;

•	findings by the FDA or EMA (or any other country’s medicine regulatory body) that the data from preclinical studies and clinical trials are insufficient;

•	the FDA or EMA (or any other country’s medicine regulatory body) may disagree with the interpretation of data from preclinical studies and clinical trials; and

•	the FDA, European Commission or EMA or other applicable foreign regulatory agencies may change their approval policies or adopt new regulations.

Any of these factors, many of which are beyond our control, could increase development time and / or costs or jeopardize our ability to obtain regulatory approval for our drug candidates.

We may apply for orphan drug status granted by the FDA and / or EMA for some of our drug candidates for the treatment of rare diseases.

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. The FDA may grant Orphan Drug Designation (ODD) to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals annually in the United States. In the European Union, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the European Union. Additionally, such designation is granted for drugs intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug.

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

A number of cannabinoid-containing medicines, such as Marinol® or Syndros® (containing dronabinol), or Epidiolex® (containing botanically-derived cannabidiol) or Cesamet® (containing nabilone) have been approved by the FDA for various indications.

In the USA, while cannabis-derived cannabinoids with a THC content greater than 0.3%, – during development - are categorized as Schedule I substances under the CSA, the scheduling changes once a medicine has been approved by the FDA.

Marinol®, a capsule formulation which contains synthetic tetrahydrocannabinol, or THC when formulated is a Schedule III medicine. Syndros® (which also contains synthetic THC, dronabinol) is a liquid formulation as is classified as Schedule II.

Epidiolex® was initially a Schedule V medicine when it was introduced in 2018, but was descheduled by the DEA in 2020. It was completely de-scheduled on April 06, 2020.

It is our intention to produce pipeline drug candidates via synthetic, and / or biosynthetic and / or botanical means, which may produce complex mixtures and /or extracts or purified drug substance as API.

Depending upon the content of our selected API(s), and their subsequent controlled drug status in the USA, and if the company conducts preclinical studies or clinical trials in the United States, we will become subject to the Controlled Substances Act (CSA) laws and regulation in addition to FDA regulations. If the Company decides to proceed with APIs which are controlled drugs, it will evaluate where it is best to conduct its research and preclinical and clinical trials. This may or may not be the USA.

Nevertheless, our finished drug products may contain controlled substances as defined in the CSA. Pipeline drug candidates which contain controlled substances are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the Drug Enforcement Agency (DEA). The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances, by definition, have a high potential for abuse, have no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription.

While cannabis and some of its derivatives and certain cannabinoids are Schedule I controlled substances, drugs approved for medical use in the United States that contain cannabis, cannabis extracts or certain cannabinoids must be placed in Schedules II - V, or unscheduled, since approval by the FDA satisfies the “accepted medical use” requirement. If, and when any of our pipeline drug candidates receive FDA approval, for those that are considered controlled substances under the CSA, the DEA will make a scheduling determination and place it in a schedule other than Schedule I for it to be prescribed for patients in the United States. If approved by the FDA, depending upon the products potential for abuse amongst other factors, the finished dosage forms of any of our pipeline drug candidates may be listed by the DEA as a Schedule II-V controlled substance. Consequently, their manufacture, importation, exportation, domestic distribution, storage, sale, and legitimate use may be subject to a significant degree of regulation by the DEA (in the USA) and the corresponding competent authorities around the world.

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

Clinical trials are expensive, time consuming and difficult to design and implement. We, as well as the regulatory authorities may suspend, delay or terminate our clinical trials at any time, may require us, for various reasons, to conduct additional clinical trials, or may require a particular clinical trial to continue for a longer duration than originally planned, including, among others:

•	lack of effectiveness of any API, formulation or delivery system during clinical trials;

•	discovery of serious or unexpected toxicities or side effects experienced by trial participants or other safety issues;

•	slower than expected rates of subject recruitment and enrollment rates in clinical trials;

•	delays or inability in manufacturing or obtaining sufficient quantities of GMP-grade materials for use in clinical trials due to regulatory and manufacturing constraints;

•	delays in obtaining regulatory authorization to commence a trial, including Institutional Review Board (“IRB”) approvals or DEA approvals, licenses required for obtaining and using cannabis , cannabis-derived cannabinoid or cannabinoid-like substances for research, either before or after a trial is commenced;

•	unfavorable results from ongoing pre-clinical studies and clinical trials;

•	patients or investigators failing to comply with clinical trial protocols;

•	patients failing to return for post-treatment follow-up at the expected rate;

•	sites participating in an ongoing clinical trial withdraw, requiring us to engage new sites;

•	third-party clinical investigators decline to participate in our clinical trials, do not perform the clinical trials on the anticipated schedule, or act in ways inconsistent with the established investigator agreement, clinical trial protocol, good clinical practices, and other IRB requirements;

•	third-party entities do not perform data collection and analysis in a timely or accurate manner or at all; or

•	regulatory inspections of our clinical trials require us to undertake corrective action or suspend or terminate our clinical trials.

Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

The FDA has not approved any complex botanically-derived cannabinoid drug as a safe and effective drug for any indication.

To date, the FDA has not approved any complex botanical cannabinoid medicine as safe and effective for any indication. It has however approved a cannabinoid medicine containing a highly purified cannabinoid (CBD) medicine (Epidiolex®) for a limited number of indications. However, the FDA is aware that there is considerable interest in the use of complex botanical medicines (e.g. Sativex® - which is not approved in the USA, but is approved in some other countries) or purified cannabinoids (e.g. Epidiolex®) or synthesized cannabinoid medicines (e.g. Marinol®) to attempt to treat a number of medical conditions.

Before conducting testing in humans of a drug that has not been approved by the FDA, we will need to submit an investigational new drug (“IND”) application to the FDA (or a Clinical Trial Authorization (CTA) to the EMA). Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution. Failure to comply with similarly applicable regulatory requirements in other countries may also subject a company to a variety of administrative or judicial sanctions within their country.

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

Established companies may have a competitive advantage over us due to their size and experiences, financial resources, and institutional networks. Many of our competitors may have significantly greater financial, technical and human resources than we do. Due to these factors, our competitors may have an advantage in marketing their approved drugs and may obtain regulatory approval of their drug candidates before we are able to, which may limit our ability to develop or commercialize our drug candidates. Our competitors may also develop ingredients and / or drugs / medicines that are safer, more effective, more widely used and less expensive than ours. These advantages could materially impact our ability to develop and, if approved, commercialize our pipeline drug candidates successfully. Furthermore, some of these competitors may make acquisitions or establish collaborative relationships among themselves or with third parties to increase their ability to rapidly gain market share.

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

If any of our cannabinoid-containing or cannabis-based or cannabinoid-like-containing pipeline drug candidates are controlled substances and are approved in the United States, they will be subject to ongoing regulatory requirements including federal and state requirements. As a result, we and our contractors, collaborators and/or joint venture partners must continue to expend time, money and effort in all areas of regulatory compliance, including, if applicable, manufacturing, production, quality control and assurance, preclinical research and development and, of upmost importance, clinical trials. We will also be required to report certain adverse reactions and production problems, if any and applicable, to the FDA and other regulatory agencies, and to comply with advertising and promotion requirements for our cannabinoid-containing and or cannabinoid-like-containing drug candidates.

Any failure to comply with ongoing regulatory or controlled drug requirements may significantly and adversely affect our ability to conduct clinical trials which are prerequisites to our ability to commercialize our cannabinoid-based and or cannabinoid-like drugs and related treatments. If regulatory sanctions are applied or if regulatory approval, once obtained, is for any reason suspended or withdrawn, the value of our business and our operating results could be materially adversely affected.

Our failure to be able to out-license some or all of our pipeline drug candidates could harm our plan of operations.

The cost of drug development is high and the attrition rate of new drug pipeline candidates is also high during the drug development process. In order to help fund the development of some of our pipeline drug candidates, the company may wish / need to out-license some of its assets to other (big) pharmaceutical or biotechnology companies. The aim of such out-licensing would be generate funds for the company which may take the form of up-front payments and / or milestone payments and / or royalties. Such decisions will be taken on a case-by-case basis, as the opportunity arises or is required.

There is no guarantee that the company will generate pipeline drug candidates which are suitable for out-licensing. In addition, even if the company does produce pipeline drug candidates that are suitable for out-licensing there is no guarantee that the company will be successful in being able to identify potential licensees and successfully negotiate such out-licensing agreements, on agreeable terms if and when required. Any failure to secure such out-licensing agreements may materially affect our ability to finance or develop and / or commercialize one or more of our pipeline drug candidates. Any such failure may materially adversely affect our business.

Our failure to be able to enter Research and Development (R & D) Collaboration Agreements or Joint Venture (JV) Agreements for some or all of our pipeline drug candidates could harm our plan of operations

As mentioned above, the cost of drug development and manufacturing is high. In order to help fund the development of some of our ingredients and pipeline drug candidates, the company may wish to enter into Research and Development Collaboration Agreements or Joint Venture Agreements with other (big) pharmaceutical or biotechnology companies to help research and develop some of its assets and for those companies pay for some or all of the associated R & D costs. The aim of such Collaboration or JV agreements would be to offset some of the company’s R & D costs. Depending upon the outcome of such R & D or JV Agreements, it may lead to the opportunity to outlicense one or more of the assets investigated under the Collaboration Agreement to the same other (big) pharmaceutical or biotechnology company who may be our R &D Collaboration / JV partner. If successful, this may generate funds for the company which may take the form of up-front payments and / or milestone payments and / or royalties. Such decisions will be taken on a case-by-case basis, as the opportunity arises or is required.

There is no guarantee that the company will generate pipeline drug candidates which are suitable for R & D Collaborations or JV Agreements. In addition, even if the company does produce pipeline drug candidates that are suitable for such collaborations or JVs, there is no guarantee that the company will be successful in being able to identify potential R & D collaboration partners or JV partners and successfully negotiate such collaboration or JV agreements, on agreeable terms if and when required. Depending upon the financial status of the company, any failure to secure such collaboration or JV agreements may materially affect our ability to finance or develop and / or commercialize one or more of our pipeline drug candidates. Any such failure may materially adversely affect our business.

The introduction of new businesses, products, services, and technologies, our activities in certain jurisdictions, or other actions we take may subject us to additional laws and regulations. The costs of compliance with these laws and regulations are high and are likely to increase in the future. Any failure on our part to comply with laws and regulations can result in negative publicity and diversion of management time and effort and may subject us to significant liabilities and other penalties.

We could be subject to litigation, allegations or other legal claims.

Our assets or our business activities may be subject to disputes that may result in litigation or other legal claims. We may be subject to allegations through press, social media, the courts or other mediums that may or may not be founded. We may be required to respond to or defend against these claims and/or allegations, which will divert resources away from our principal business. There can be no assurance that our defense of such claims and/or allegations would be successful, and we may be required to make material settlements. This could have a material adverse effect on our business prospects, results of operations, cash flows, financial condition and corporate reputation.

Item 2. Properties

We do not own any real property. We maintain our corporate offices at 47 Hamilton Square Birkenhead Merseyside CH41 5AR United Kingdom. One of the company directors has a beneficial ownership in the property, which is leased on “arm’s length” terms.

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

Holders of Our Common Stock

Currently, we have approximately 169 holders of record of our common stock.

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

We issued 600,000,000 shares of common stock to the shareholders of ABTI Pharma Limited in connection with a Stock Transfer Agreement dated January 19, 2021. As part of the transaction, the 200,000,000 shares to Amsterdam Café Holdings Ltd. were cancelled and Bulls Run Investments Limited was issued 19,100,000 shares of common stock. Also, 2,000,000 shares of common stock were issued for services rendered, and with the above transactions, amounts to acquisition with a deemed value of $ 621,100.

During the three months ended September 30, 2021, the company issued 280,000 shares in exchange for cash of $136,721.

On December 21, 2021, the company issued 520,000 shares of stock in exchange for $130,000 of cash consideration.

On October 29, 2021, the Company issued 7,500,000 shares of stock in exchange for services provided by EMC2 Capital. The shares were issued at fair value of the date of exchange, or $2,399,250.

As pursuant to the asset purchase agreement dated November 9, 2021, the Company acquired certain intellectual property rights of C2 Wellness Corp. In exchanges for the assets acquired, the Company issued 24,000,000 shares of common stock valued at $0.50 per share. The intellectual property rights acquired are recorded as intangible assets as of December 31, 2021 for $12,000,000.

On or about March 3, 2022, the Company issued 16,000,000 shares of stock for services under a consulting agreement.

On May 4, 2022, we issued 2,250,000 shares of our common stock to our director, Mr. Michael Hunter Land, pursuant to his employment agreement dated October 18, 2021 and board decision to award him shares for his performance.

These securities were issued pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Securities Authorized for Issuance under Equity Compensation Plans

We did not issue any securities under any equity compensation plan as of March 31, 2022.

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

Results of Operations for the Years Ended March 31, 2022 and 2021

We have generated no revenues since inception and we do not anticipate earning revenues until such time that we are able to market and sell our ingredients and / or products / medicines.

We incurred operating expenses of $6,471,134 and $309,500 for the years ended March 31, 2022 and 2021, respectively. Our operating expenses for the year ended March 31, 2022 were mainly the result of $3,155,593 in consulting fees, $341,286 in research and development, $133,036 in accounting and audit fees and $194,643 in salaries and wages. Our operating expenses for the year ended March 31, 2021 were mainly the result of $243,000 in consulting fees, $30,000 in director fees and expenses and $26,500 in accounting and audit fees.

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

We recorded a net loss of $6,471,134 and $390,500 for the years ended March 31, 2022 and 2021, respectively.

As a relatively newly formed pharmaceutical company, the company has limited operations to date, and expects to have reoccurring losses, as is typical with companies in the pharmaceutical industry, for the foreseeable future. As explained above, the company intends to raise capital and ramp up its efforts to bring its product candidates to market. This will require significant capital, product development to continue and complete and momentum on those product candidates through the regulatory process. There are no assurances that we will be able to generate revenues and achieve profitable operations.

Liquidity and Capital Resources

As of March 31, 2022, we had $127,961 in current assets and currently liabilities of $1,201,685. We had a working capital deficit of $1,073,724 as of March 31, 2022 as compared with $1,127,106 as of December 31, 2021.

We had cash provided by operating activities of $44,344 for the year ended March 31, 2022, mainly a result of our net loss of $6,471,134 offset by working capital changes of $6,109,260.

We used non cash in investing activities for the year ended March 31, 2022.

We had cash used by financing activities of $9,669 for the year ended March 31, 2022 from share issuances and convertible notes payable offset by payments of $542,545 to related parties.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next 12 months. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

We received US $100,000 in funding in July 2021 and we entered into an equity line financing in August 2021 for up to US $125,000,000. A further £100,000 Sterling (US $137,627) was invested in September 2021 and a further US $130,000 was invested into the company in November and December 2021.

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

Off Balance Sheet Arrangements

As of March 31, 2022, we had no off balance sheet arrangements.

Going Concern

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have negative working capital of $1,073,724 and have incurred losses since inception of $7,970,510. We expect to incur further losses in the development of our business and have been dependent on funding operations from inception. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X: Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of March 31, 2022 and 2021;
F-3	Statements of Operations for the years ended March 31, 2022 and 2021;
F-4	Statement of Stockholders’ Deficit from inception to March 31, 2022;
F-5	Consolidated Statements of Cash Flows for the years ended March 31, 2022 and 2021;
F-6	Notes to Consolidated Financial Statements

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street, Suite 1100 Denver, Colorado 80246

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Alterola Biotech, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alterola Biotech, Inc. (the Company) as of March 31, 2022 and 2021, and the related statement of operations, stockholders’ deficit and cash flows for the period then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 7 to the financial statements, the Company has negative working capital of $ 1,073,724, has incurred losses since inception of $7,970,510, and has not received any revenues These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the disclosures to which it relates.

Intangible Assets

Critical Audit Matter Description

On November 9, 2021, the Company entered into an agreement with C2 Wellness Corporation for acquisition of technology platforms and associated intellectual property.

The transaction was closed by providing 24,000,000 million shares of the company to the prior owners of C2 Wellness Corporation, who stayed on and are working as consultants for the company. At the date of acquisition, the price per share of the company shares was $0.50, and the value of the intangible asset identified was $12,000,000. The Company tests impairment by either performing a qualitative evaluation or a quantitative test, at least annually, or more frequently if an indication of impairment exists. Managements Quantitative Intangible Assets impairment testing is performed in the fourth quarter of the fiscal year by comparing the estimated fair value of the associated reporting unit as of March 31 to it carrying value. Fair value is estimated using a discounted cash flow model.

Significant judgment is exercised by the Company in determining the accounting policies related to these Intangible Assets impairment assumptions, including the following:

•	Estimated revenue growth rate for the projection period
•	Estimation of operating cash flows based on forecasted figures for the impairment model
•	Review of the assets acquired as part of the transaction.
•	Review of any possible projected revenues or development of assets for future periods.
•	Discussion with the development team related to timeline for possible production.

Given these factors, the related audit effort in evaluation management’s judgements in determining Intangible Assets value was extensive and required a high degree of auditor judgement.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s Intangible Assets impairment evaluation included the following:

•	Reviewed Qualitative items for Intangible Assets impairment, determining if there was a need to perform Quantitative assessment.
•	Recalculated the Quantitative assessment of the Intangible Assets calculation, including a reasonableness test of the discount rate and projected growth rate.
•	Reviewing projections to comparable companies, ensuring reasonableness of the rates used.
•	Verified no impairment noted based on recalculations performed.

Shares issued for services

Critical Audit Matter Description

At various points throughout the year, the Company issued stock in exchange for services provided from EMC2 Capital and REB Consulting. As part of the issuance of shares, the Company valued the shares at what was considered fair value as of the date of the issuance. The company considered the fair value at the date of issuance to be the share price of the Company on the date of issuance.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s stock issued for services included the following:

•	Confirmed the issuance of shares with the transfer agent to verify the shares were released to the identified parties.
•	Reviewed the share value as of the date of issuance and performed recalculation of the valuation.
•	Verified the expense recorded was properly included on the statement of operations in the appropriate expense category.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

We have served as the Company’s auditor since 2021.

Denver, Colorado June 10, 2021 PCAOB # 6778

blaze@griesandassociates.com

400 South Colorado Blvd, Suite 870, Denver, Colorado 80246

(O)720-464-2875 (M)773-255-5631 (F)720-222-5846

ALTEROLA BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND MARCH 31, 2021

	March 31, 2022	March 31, 2021
ASSETS
Current Assets
Bank	$63,816	$519
Funds in attorney trust account	12,409	—
VAT Receivable	50,686
Inventory	1,050	—
		—
Total current assets	127,961	519

Intellectual property	12,000,000	—

TOTAL ASSETS	$12,127,961	$519

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$542,510	$98,379
Accrued expenses	396,486	20,244
Accrued expenses- related party	—	562,665
Advances from related party	98,470	78,350
Convertible Note Payable	164,220	—
Total Current Liabilities	1,201,685	759,638

Total Liabilities	1,201,685	759,638

Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common Stock, $.001 par value, 2,000,000,000 shares authorized, 802,633,333 and 754,280,000 shares issued and outstanding, respectively	802,633	754,280
Foreign currency translation adjustment	14,599	(14,023)
Additional paid-in capital	18,079,554	—
Accumulated deficit	(7,970,510)	(1,499,376)
Total Stockholders’ Equity (Deficit)	10,926,276	(759,119)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,127,961	$519

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

	March 31, 2022	March 31, 2021

REVENUES	$—	$—

OPERATING EXPENSES
Accounting and audit fees	133,036	26,500
Research and development	2,432,210	—
Professional fees	341,286	—
Legal fees	38,248	5,000
Directors fees and expenses	82,913	30,000
Consulting fees	3,155,593	243,000
Salaries and wages	194,643	—
General and administrative expenses	93,206	5,000
TOTAL OPERATING EXPENSES	6,471,134	309,500

LOSS FROM OPERATIONS	(6,471,134)	(309,500)

OTHER INCOME (EXPENSE)
Miscellaneous sale	—	—
TOTAL OTHER INCOME (EXPENSE)	—	—

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(6,471,134)	(309,500)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	769,967,671	442,363,333

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JANUARY 7, 2021 (INCEPTION) TO MARCH 31 2021 AND MARCH 31, 2022

	Common stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income ( loss)	Deficit	Total
Balance, January 7, 2021 (inception)	100	$136	—	$—	$—	$136
Related party interest forgiven	—	—	1,544	—	—	1,544
Recapitalization on reverse merger	754,279,900	754,144	(1,544)	—	(1,156,343)	(403,743)
Change in foreign currency	—	—	—	(14,023)	—	(14,023)
Net loss	—	—	—	—	(343,033)	(343,033)
Balance, March 31, 2021	754,280,000	$754,280	—	$(14,023)	$(1,499,376)	$(759,119)
Change in foreign currency	—	—	—	28,622	—	28,622
Shares issued for cash	853,333	853	367,804	—	—	368,657
C2 Wellness acquisition	24,000,000	24,000	11,976,000	—	—	12,000,000
Shares issued related to S-1 Registration	7,500,000	7,500	2,391,750	—	—	2,399,250
Shares issued for services REB Consulting	16,000,000	16,000	3,344,000	—	—	3,360,000
Net loss	—	—	—	—	(6,471,134)	(6,471,134)
Balance, March 31, 2022	802,633,333	$802,633	$18,079,554	$14,599	$(7,970,510)	$10,926,276

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED MARCH 31, 2022 AND 2021

	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,471,134)	$(309,500)
Adjustments to reconcile net loss to net cash
Shares issued for services	5,759,250	243,000

Changes in assets and liabilities:
Inventory	(1,050)	—
Funds in attorney trust	(12,409)	2,500
Receivables	(50,686)	—
Accruals	376,242	14,000
Accounts payable	444,131	—
Net Cash (Used by) Operating Activities	44,344	(50,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in intellectual property	—	—
Net Cash Used by Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible debt issued	164,220	—
Sale of common shares for cash	368,657	—
Net from related parties	(542,545)	50,000
Net Cash Provided by Financing Activities	(9,669)	50,000

Effect of exchange rate adjustments on cash	28,622	—

Net Increase (Decrease) in Cash and Cash Equivalents	34,675	—

Cash and cash equivalents, beginning of period	519	—
Cash and cash equivalents, end of period	$63,817	$—

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING INFORMATION
C2 Wellness acquisition – shares issued	$12,000,000	$—
Shares issued for services	$5,759,250	$243,000
Shares to be issued for acquisition	—	600,000

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

NOTES TO THE CONSOIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Following the acquisition of ABTI Pharma, the business plan of the company was no longer focused on a chewing gum delivery system but re-focus its activities to the development of cannabinoid, cannabinoid-like, and non-cannabinoid pharmaceutical active pharmaceutical ingredients (APIs), pharmaceutical medicines made from cannabinoid, cannabinoid-like, and non-cannabinoid APIs and European novel food approval of cannabinoid-based, cannabinoid-like and non-cannabinoid ingredients and products .In addition, the company plans to develop such bulk ingredients for supply into the cosmetic sector.

The transaction is being accounted for as a reverse acquisition and recapitalization. ABTI Pharma is the acquirer for accounting purposes and the Company is the issuer.. The Agreement was treated as a recapitalization and not as a business combination; at the date of the acquisition, the net liabilities of the legal acquirer, Alterola, were $389,721.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United State of America (GAAP accounting) and include the accounts of Alterola and its wholly owned subsidiaries ABTI Pharma, Phytotherapeutix Ltd and Ferven Ltd. All material intercompany transactions and balances have been eliminated.

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

ALTEROLA BIOTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Funds in attorney trust account

The company has a fully operational US Dollar ($) and a Sterling (£) bank account in the United Kingdom with the HSBC Group. Amounts due from attorney represents fund held on behalf of the Company in trust by its legal counsel.

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

ALTEROLA BIOTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. As of and for the year ended March 31, 2022, the financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.

Loss Per Common Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company has issued 15 million warrants to EMC2 Capital LLC..

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

ALTEROLA BIOTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2022 and March 31, 2021:

	March 31, 2022	March 31, 2021
Audit fees	$32,687	$—
Accounting	26,275	5,600
Research and development	326,080	—
Legal fees and transfer agent	11,444	15,644
Total Accrued Expenses	$396,486	$20,244

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On September 21, 2021, the Company entered into a Convertible Loan Agreement (“Convertible Loan”) with an outside party. The Agreement was bearing 20% interest and was convertible at 60% of the published share price, with a minimum conversion price per share of $1.34 per share. The debt had a term of 9 months from the date of initiation. As of March 31, 2022, the outstanding balance on the loan was $164,220.

NOTE 6 – CAPITAL STOCK

The Company has 2,000,000,000 shares of $0.001 par value common stock authorized and 10,000,000 shares of $0.001 par value preferred stock authorized.

On October 29, 2021, the Company issued 7,500,000 shares of stock in exchange for services provided by EMC2 Capital. The shares were issued at fair value of the date of exchange, or $2,399,250.

As pursuant to the asset purchase agreement dated November 9, 2021, the Company acquired certain intellectual property rights of C2 Wellness Corp. In exchanges for the assets acquired, the Company issued 24,000,000 shares of common stock valued at $0.50 per share. The intellectual property rights acquired are recorded as intangible assets as of December 31, 2021 for $12,000,000.

On or about March 3, 2022, the Company issued 16,000,000 shares of stock for services under a consulting agreement. The shares were issued at fair value the date of the exchange, or $3,360,000.

The Company has 802,633,333 and 754,280,000 shares of common stock issued and outstanding as of March 31, 2022 and March 31, 2021, respectively. There are no shares of preferred stock issued and outstanding as of March 31, 2022 and March 31, 2021.

ALTEROLA BIOTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 7 – ACQUISITION

On November 9, 2021, the Company entered into an agreement with C2 Wellness Corporation for acquisition of technology platforms and associated intellectual property. The transaction was closed by providing 24,000,000 shares of the company to the prior owners of C2 Wellness Corporation.. At the date of acquisition, the price per share of the company shares was $0.50, and the value of the intangible asset identified was $12,000,000. As part of annual impairment procedures performed, the Company did not find sufficient evidence to write down the asset, and as such the value at March 31, 2022 is $12,000,000.

NOTE 8 – RELATED PARTY TRANSACTIONS

Alterola does not own any real property. We maintain our corporate offices at 47 Hamilton Square Birkenhead Merseyside CH41 5AR United Kingdom. One of the company directors has a beneficial ownership in the property, which is leased on “arm’s length” terms.

There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

During the period ended March 31, 2022, various related parties made advances to the company to fund operating expenses in the amount of $98,470. These advances are non – interest bearing and have no specified terms of repayment.

NOTE 9 – LIQUIDITY & GOING CONCERN

Alterola has negative working capital of $909,504, has incurred losses since inception of $7,970,510, and has not received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company analyzed its operations subsequent to March 31, 2022 to the date these financial statements were issued, and determined it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On May 20, 2021, AJ Robbins CPA LLC resigned as the Company’s independent registered public accounting firm.

On May 20, 2021, the Company engaged Gries & Associates, LLC (the “New Accountant”) as the Company’s independent registered public accounting firm. The engagement of the New Accountant was approved by the Company’s Board of Directors.

Item 9A. Controls and Procedures Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being March 31, 2022. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2021 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2022, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending March 31, 2023: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Remediation of Material Weakness

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees. We recently hired an outsourced controller to improve the controls for accounting and financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers.

Name	Age	Positions and Offices Held
Timothy Rogers	58	Chairman, CFO and Director
Seamus McAuley	46	Chief Executive Officer, Secretary and Director
Colin Stott	56	Chief Operating Officer and Director
Hunter Land	38	Vice President of Translational Research and Director
Dominic Schiller	58	Chief Intellectual Property Officer and Director
Daniel Reshef	70	Director
Ning Qu	54	Director
David Hitchcock	59	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Timothy Paul Rogers – CFO - Director - Chairman Age 58

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

Mr. Rogers earned diplomas including Business Studies from Birkenhead Technical College, and Animation at the Fisher School of English in Paris, France

Seamus McAuley – Director – Chief Executive Officer- Age 46

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

Dominic Schiller – Director – IP Counsel Age 58

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

A pioneer in innovative pharmaceutical sectors, Mr. Schiller successfully secured some of the earliest and most prominent cannabinoid related patents for GW Pharma, helping them establish an IP portfolio comprising claims directed to plants, plant extracts, extraction technology, pharmaceutical formulations, drug delivery and the therapeutic uses of cannabinoids, as well as plant variety rights. He was also the patent attorney behind Compass Pathways, a mental health care company, where he drafted and prosecuted to grant, patents relating to a psilocybin polymorph, formulations and their medical use to treat drug resistant depression. For Phynova, a natural products company, he has secured patents for Chinese herbal products, products with Food Approvals.

Mr. Schiller serves as a director and/or advisor to The Life Sciences Division (an investment bank), and plays an active management role for a number of companies which he helped found. He is also an inventor on two key GW Pharmaceutical patents relating to “The use of cannabinoids in the treatment of epilepsy” and “The use of cannabinoids in the treatment of mental disorders.”

Mr. Schiller holds a combined honors degree in Biochemistry and Genetics from Leeds University and earned his MBA from Liverpool University.

Colin Stott – Chief Operating Officer and Director - Age 56

Mr Stott is an experienced preclinical and clinical research professional with more than 30 years’ experience in the experience in preclinical & clinical development, across a range of therapeutic indications, with specific expertise in the development of botanical medicines, particularly cannabinoid / cannabis-based medicines He is a veteran of the cannabis / cannabinoid medicines industry, with more than 20 years’ experience in the sector. He was Director of Research and Development Operations at GW Pharmaceuticals (now Jazz Pharmaceuticals) from 2001 until May 2017, and was closely involved in the development and approval of Sativex®, GW’s first licensed cannabis-based product, and the more recently NDA-approved cannabinoid (CBD) medicine for treatment-resistant epilepsy, Epidiolex®. He was also a key individual in the development of GW’s discovery and development pipeline, until 2017. As Scientific Affairs Director, he was part of the Medical Affairs team responsible for the preparation for launch of Epidyolex® in the international region (ex-US). Colin has a BSc (Hons) in Medicinal and Pharmaceutical Chemistry (Loughborough University of Technology) and a Diploma in Clinical Science (University of Wales).

From November 2020 – present, Mr. Stott has been Founder and Chief Executive Officer of Phytotherapeutix Holdings Ltd. From April 2019 – present, Mr. Stott has been Founder and Chief Executive Officer of Phytotherapeutix Ltd. From July 1, 2019 – December 1, 2020, he served as Chief Operating Officer for Alinova Biosciences Ltd. From June 1, 2017 – May 31, 2019, he served as Scientific Affairs Director, International Division for GW Pharmaceuticals plc. From January 2001 – May 31, 2017, he was R & D Operations Director for GW Pharmaceuticals plc.

He is an inventor on more than 20 patents in the cannabinoid medicines sector, and has more than 25 publications.

Hunter Land – Age 38

Hunter Land has over 18 years of R&D expertise across 15 different indications, as well as 10 years of cannabinoid-focused research. As an expert in the field of cannabinoid science, he has developed a pipeline of discovery work on over 20 novel cannabinoids and terpenes. Previously, Hunter acted as the Sr. Scientific Director, Director of Cannabinoid Research, and scientific spokesperson at Canopy Growth Corporation. Most notably, Hunter co-established R&D for GW Pharmaceuticals within the US, where he authored multiple protocols in refractory epilepsy (Dravet Syndrome and Lennox-Gastaut Syndrome), Multiple Sclerosis, pain, and led the clinical development of Epidiolex® (FDA approved prescription CBD). Hunter acts as the Sr. Scientific Advisor for the National Hockey League Alumni Association in conjunction with NEEKA Brain Health, a board member of Veterinary Cannabis Society, and lectures at the University of Wisconsin. He has been a featured speaker at over 50 scientific conferences, a named inventor on 6 patent applications, and has over 20 publications.

Dr. Daniel Reshef - Director – Age 70

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

Prof. Dr. Ning Qu – Age 54

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

David Hitchcock – Age 59

David Hitchcock, OBE has worked in the City of London for nearly 30 years, most recently in companies he co-founded to facilitate equity investment into UK Small and Medium Enterprises (SMEs). His experience concentrated particularly in the UK Life Sciences and Precision Engineering Sectors including listings onto the London Stock Exchange. David and his team bought several high precision engineering companies from administration, turning them round and creating over 200 jobs in Wales and the West of England including a standalone apprentice training centre.

David spent 21 years in Investment Banking with 10 years as a Managing Director at JPMorgan and Head of Investor Client Management. David and his team managed the bank’s most senior client relationships with its most important institutional asset managers and hedge funds in the UK and EMEA. He began his City career in Equities at Goldman Sachs in 1992.

Before entering the City David served as a British Army Officer with The Sixth (Queen Elizabeth’s Own) Gurkha Rifles.

He is a Graduate of The Royal Military Academy, Sandhurst and Pembroke College, Cambridge.

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

Advisory Board

We currently do not have an advisory board, but we intend to establish one at a later date.

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

Committees of the Board

Our company currently does not have nominating or compensation committees performing similar functions nor does our company have a written nominating or compensation committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

We do have an Audit and Compliance Committee, with Ning Qu as Chairperson. We also have Brendan McAleer and Duncan Boxwell on the Committee. The Committee will be responsible for our accounting and financial reporting processes and the audit of our financial statements.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director Seamus McAuley, at the address at our address indicated in this Form 10-K.

Code of Ethics

We have not adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial officer, or controller, or persons performing similar functions.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the periods ended March 31, 2022 and 2021.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy Rogers Chairman	2021 2022	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Seamus McAuley Chief Executive Officer	2021 2022	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Colin Stott Chief Operating Officer	2021 2022	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Dominic Schiller Chief IP Officer	2021 2022	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Larson Elmore, Former officer	2021 2022	0 0	0 0	5,720,000 0	0 0	0 0	0 0	0 0	5,720,000 0
Rene Lauritsen, Former officer	2021 2022	0 0	0 0	320,000 0	0 0	0 0	0 0	0 0	320,000 0
Peter Maddocks Former officer	2021 2022	0 0	0 0	310,000 0	0 0	0 0	0 0	0 0	310,000 0
Aubrey Oliver Former officer	2021 2022	0 0	0 0	310,000 0	0 0	0 0	0 0	0 0	310,000 0
Dheeraj Jain Former officer	2021 2022	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Lalit Kumar Former officer	2021 2022	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative to Summery Compensation Table

Compensation was issued to four executive officers on their appointment to the Board on 20 July 2020 (Larson Elmore, former Executive Officer, Peter Maddocks former Chief Financial Officer, Rene Lauritsen, former Chief Operating Officer), and Aubrey Oliver (former Chief Medical Officer) for the year ended March 31, 2020. Larson Elmore was issued 7 million of restricted common stock, of which the total fair value equivalent on the date of issue was $5,720,000. The other three former officers and directors, were each issued 1 million of restricted common stock of which the total fair value of the stock on the date on which it was issued was $320,000 for Rene Lauritsen, and $310,000 for each of Peter Maddocks and Aubrey Oliver.

.

We have not compensated our executive officers through the date of this Form 10-K, and which will include for the year ended March 31, 2022. We expect to enter into employment agreements with executive officers for their services at some point in fiscal year ended 2023.

On March 28, 2021, we entered into an employment agreement with Larson Elmore. The three-year agreement provides an annual salary to Mr. Elmore of $160,000 and he shall be entitled to receive a onetime bonus equaling (10%) of salary with the financial close of financing for each plant location obtained by the company. Mr. Elmore will be entitled to an additional equity interest in the Company in the amount of (4,000,000) four million restricted shares subject to financing and vesting. Mr. Elmore is entitled to paid sick and vacation and may participate in any benefit programs we make available.

On September 28, 2021, our board and shareholders removed Mr. Elmore and the employment agreement terminated.

On May 4, 2022, we issued 2,250,000 shares of our common stock to our director, Mr. Michael Hunter Land, pursuant to his employment agreement dated October 18, 2021 and board decision to award him shares for his performance.

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards at fiscal year-end.

Director Compensation

We did not pay our directors for their services to us in for the year ended March 31, 2021. We did not pay our Executive Officers for their services to us in for the year ended March 31, 2022. We did pay one of our Executive Directors, Mr. Michael Hunter Land, for his services to us under his employment agreement for the year ended March 31, 2022. We did not pay our Non-Executive Directors for their services to us in for the year ended March 31, 2022. We will compensate our Non-Executive Directors for their services in the FY 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 31, 2022, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership [1]	% of Common Stock [2]
Timothy Rogers(3)	Common Stock	180,000,000 shares	22.3%
Seamus McAuley(4)	Common Stock	30,000,000 shares	3.7%
Dominic Schiller(5)	Common Stock	180,000,000 shares	22.3%
Daniel Reshef	-	4,400,000 shares	Less than 1%
Ning Qu(7)	Common Stock	30,000,000 shares	3.7%
Colin Stott (8)	Common Stock	180,000,000 shares	22.3%
Hunter Land	Common Stock	2,250,000 shares	Less than 1%
David Hitchcock	Common Stock	-	-
Officers and Directors as a Group (8 persons)	Common Stock	606,650,000 shares	75.2%
5% SHAREHOLDERS
NONE

1.	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
2.	The percentage shown is based on denominator of 807,047,948 shares of common stock issued and outstanding for the company as of May 31, 2022.
3.	All shares are held in TPR Global Limited, in which Mr. Rogers has voting and investment control over the shares.
4.	All shares are held in Opes Medical Holdings Ltd., in which Mr. McAuley has voting and investment control over the shares.
5.	All shares are held in Equipped 4 Holdings Ltd, in which Mr. Schiller has voting and investment control over the shares.
6.	All shares are held in Partner Investments B.V. in which Mr. Qu has voting and investment control over the shares.
7.	All shares are held in Phytotherapeutix Holdings Ltd in which Mr. Stott has voting and investment control over the shares.

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

On January 19, 2021, we entered into an Stock Transfer Agreement (the “Agreement”) with ABTI Pharma Limited, a company registered in England and Wales (“ABTI Pharma”), pursuant to which the Company has acquired all of the outstanding shares of capital stock of ABTI Pharma from its shareholders in exchange for 600,000,000 shares of the Company pro rata to the ABTI Pharma shareholders.

On May 24, 2021, we and the shareholders of ABTI Pharma memorialized a new closing date in an amendment to the Agreement (the “Amendment”). We have already issued the 600,000,000 shares in anticipation of the closing and the transaction closed on May 28, 2021, upon the filing of our December 31, 2020 quarterly report on Form 10-Q with the Securities and Exchange Commission.

Timothy Rogers, Colin Stott and Dominic Schiller received the majority of the 600,000,000 shares in the transaction.

During the period ended March 31, 2022, various related parties made advances to the company to fund operating expenses in the amount of $98,470. These advances are non – interest bearing and have no specified terms of repayment.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s financial statements for periods ended:

Financial Statements for the Year Ended March 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2022	$41,000	$5,000	$0	$0
2021	$22,500	$10,000	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

Number	Exhibit Description
2.1	Stock Transfer Agreement, dated January 19, 2021 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 16, 2021 and incorporated herein by reference).
2.2	Amendment to Stock Transfer Agreement, dated May 24, 2021 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 25, 2021 and incorporated herein by reference).
2.3	Asset Purchase Agreement, dated November 9, 2021 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on December 3, 2021 and incorporated herein by reference).
3.1	Articles of Incorporation, dated July 16, 2008 (filed as Exhibit 3.1 to the Form S-1 filed with the SEC on December 12, 2008 and incorporated herein by reference).
3.2	Certificate of Amendment, dated October 26, 2020 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 28, 2020 and incorporated herein by reference).
3.3	Certificate of Designation (filed as Exhibit 3.4 to the Annual Report on Form 10-KT filed with the SEC on June 9, 2021 and incorporated herein by reference).
3.4	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 28, 2020 and incorporated herein by reference).
4.1	Common Stock Purchase Warrant, dated August 11, 2021 (filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 19, 2021 and incorporated herein by reference).
4.2	Convertible Promissory Note, dated June 8, 2021 (filed as Exhibit 4.1 to the Annual Report on Form 10-KT filed with the SEC on June 9, 2021 and incorporated herein by reference).
10.1	Common Stock Purchase Agreement, dated August 11, 2021 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 19, 2021 and incorporated herein by reference).
10.2	Registration Rights Agreement, dated August 11, 2021 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 19, 2021 and incorporated herein by reference).
10.3	Employment Agreement, dated March 28, 2021 (filed as Exhibit 10.1 to the Annual Report on Form 10-KT filed with the SEC on June 9, 2021 and incorporated herein by reference).
99.1	Audit and Complaince Committee Charter (filed as Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on October 5, 2021
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Filed Herewith

 Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alterola Biotech, Inc.

By: /s/ Timothy Rogers

Timothy Rogers

Chairman, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

By: /s/ Seamus McAuley

Seamus McAuley

Chief Executive Officer, Company Secretary and Director

By: /s/ Colin Stott

Colin Stott

Chief Operating Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Timothy Rogers
Timothy Rogers
Chairman, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director,
Signature: /s/ Timothy Rogers	Date: June 10, 2022

By: /s/ Seamus McAuley
Seamus McAuley
Chief Executive Officer, Company Secretary and Director
Signature: /s/ Seamus McAulley	Date: June 10, 2022

By: /s/ Colin Stott
Colin Stott
Chief Operting Officer and Director
Signature: /s/ Colin Stott	Date: June 10, 2022

By: /s/ Dominic Schiller
Dominic Schiller Director
Signature:	Date: June 10, 2022

By: /s/ Michael Hunter Land
Michael Hunter Land Director
Signature: /s/ Michael Hunter Land	Date: June 10, 2022

By: /s/ Daniel Reshef
Daniel Reshef Director
Signature: /s/ Daniel Reshef	Date: June 10, 2022

By: /s/ Ning Qu
Ning Qu Director
Signature: /s/ Ning Qu	Date: June 10, 2022

By: /s/ David Hitchcock
Ning David Hitchcock
Signature: /s/ David Hitchcock	Date: June 10, 2022

