Form 10-Q
period 2022-06-30
ALTEROLA BIOTECH INC.
filed 2022-08-18
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 807,047,948 shares as of August 10, 2022 .

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2022 (unaudited) and March 31, 2022;

F-2	Consolidated Statements of Operations for the three months ended June 30, 2022 and 2021 (unaudited);

F-3	Consolidated Statement of Stockholders’ Deficit for the three months ended June 30, 2022 and 2021 (unaudited)

F-4	Consolidated Statements of Cash Flow for the three months ended June 30, 2022 (unaudited);

F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2022 are not necessarily indicative of the results that can be expected for the full year.

3

ALTEROLA BIOTECH, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 AND MARCH 31, 2022

	June 30, 2022	March 31, 2022
ASSETS
Current Assets
Bank	$61,542	$63,816
Funds in attorney trust account	—	12,409
VAT Receivable	12,819	50,686
Inventory	969	1,050
Deferred Tax Asset	44,030	—
Total current assets	119,360	127,691

Intangible Assets	12,000,000	12,000,000

TOTAL ASSETS	$12,119,360	$12,127,961

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$570,509	$542,510
Accrued liabilities	406,318	396,486
Accrued liabilities, related party	—	—
Loans payable, related party	99,570	98,470
Total Current Liabilities	1,076,397	1,039,465
Long-term Liabilities
Convertible Note Payable	151,613	164,220

Total Liabilities	1,228,010	1,201,685

Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common Stock, $.001 par value, 2,000,000,000 shares authorized, 802,633,333 and 802,633,333 shares issued and outstanding, respectively	802,633	802,633
Foreign currency translation adjustment	189,673	14,599
Additional paid-in capital	18,079,554	18,079,554
Accumulated deficit	(8,180,510)	(7,970,510)
Total Stockholders’ Equity (Deficit)	10,891,350	10,926,276

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,119,360	$12,127,961

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

	June 30, 2022	June 30, 2021

REVENUES	$—	$—

OPERATING EXPENSES
Accounting and audit fees	34,917	8,392
Professional fees	2,396	—
Research and development	18,472	136,291
Legal fees	2,611	719
Directors fees and expenses	15,287	0
Consulting fees	6,231	0
Salaries and wages	97,428	0
General and administrative expenses	32,658	5,158
TOTAL OPERATING EXPENSES	210,000	150,560

LOSS FROM OPERATIONS	(210,000)	(150,560)

OTHER INCOME (EXPENSE)
	—	—
TOTAL OTHER INCOME (EXPENSE)	—	—

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(210,000)	(150,560)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	802,633,333	754,280,000

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JANUARY 7, 2021 (INCEPTION) TO MARCH 31 2022 AND JUNE 30, 2022

	Common stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income ( loss)	Deficit	Total
Balance, January 7, 2021(inception)	100	$136	—	$0	$0	$136
Related party interest forgiven	—	—	1,544	—	—	1,544
Recapitalization on reverse merger	754,279,900	754,144	(1,544)	—	(1,156,343)	(403,743)

Change in foreign currency	—	—	—	(14,023)	—	(14,023)

Net loss for the period ended June 30, 2021	—	—	—	—	(343,033)	(343,033)
Balance, June 30, 2021	754,280,000	$754,280	—	$(14,023)	$(1,499,376)	$(759,119)
Change in foreign currency	—	—	—	28,622	—	368,657
Shares issued for cash	853,333	853	367,804	—	—	266,721
C2 Wellness acquisition	24,000,000	24,000	11,976,000	—	—	12,000,000
Shares issued related to S-1 Registration	7,500,000	7,500	2,391,750	—	—	2,399,250
Shares issued for services REB Consulting	16,000,000	16,000	3,344,000	—	—	3,360,000
Net loss for the period ended March 31, 2022	—	—	—	—	(6,471,134)	(6,471,134)
Balance, March 31, 2022	802,633,333	$802,633	$18,079,054	$14,599	$(7,970,510)	$10,926,276
Change in foreign currency	—	—	—	175,074	—	175,074
Net loss for the period ended June 30, 2022	—	—	—	—	(210,000)	(210,000)
Balance, June 30, 2022	802,633,333	$802,633	$18,079,054	$189,673	$(8,180,510)	$10,891,350

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(210,000)	(150,560)
Adjustments to reconcile net loss to net cash
Shares issued for services
Changes in assets and liabilities:
Prepaids	—	(2,067)
Funds in attorney trust	12,409	0
VAT Receivable	37,867	0
Deferred tax asset	(44,030)	0
Accruals- related party	—	(232,832)
Accruals	9,832	144,590
Accounts payable	27,999	240,151
Net Cash Used by Operating Activities	(165,923)	(718)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used by Investing Activities	—	0

CASH FLOWS FROM FINANCING ACTIVITIES

Net from related parties	1,100	746
Net Cash Provided by Financing Activities	1,100	746

Effect of exchange rate adjustments on cash	162,548	160

Net Increase (Decrease) in Cash and Cash Equivalents	(2,274)	(132)

Cash and cash equivalents, beginning of period	63,816	519
Cash and cash equivalents, end of period	$61,542	387

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	—
Income taxes paid	$—	—

NON-CASH INVESTING AND FINANCING INFORMATION

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

JUNE 30, 2022

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

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. As of and for the year ended June 30, 2022, the financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.

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

JUNE 30, 2022

NOTE 3 – CAPITAL STOCK

The Company has 2,000,000,000 shares of $.001 par value common stock authorized and 10,000,000 shares of $.001 par value preferred stock authorized.

The Company has 802,633,333 and 802,633,333 shares of common stock issued and outstanding as of June 30, 2022 and June 30, 2021, respectively. There are no shares of preferred stock issued and outstanding as of June 30, 2022 and June 30, 2021.

NOTE 4 – ACQUISITION

On November 9, 2021, the Company entered into an agreement with C2 Wellness Corporation for acquisition of patents, molecules, and a research and development team. The transaction was closed by providing 24,000,000 million shares of the company to the prior owners of C2 Wellness Corporation, who stayed on and are working as consultants for the company. At the date of acquisition, the price per share of the company shares was $0.50, and the value of the intangible asset identified was $12,000,000. As part of annual impairment procedures performed, the Company did not find sufficient evidence to write down the asset, and as such the value at June 30, 2022 is $12,000,000.

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

During the period ended June 30, 2022, a shareholder made advances to the company to fund operating expenses in the amount of $99,570. These advances are non – interest bearing and have no specified terms of repayment.

NOTE 6 – LIQUIDITY & GOING CONCERN

Alterola has negative working capital of $957,037, has incurred losses since inception of $8,180,510, and has not received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company analyzed its operations subsequent to June 30, 2022 to the date these financial statements were issued, and determined it does not have any material subsequent events to disclose in these financial statements.

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

As a result of the acquisition, we are a pharmaceutical company working with cannabinoid and cannabinoid like molecules. We have three areas of focus:

1)	Development of regulated pharmaceuticals (human and animal health) and regulated food products. This has been achieved via the strategic acquisition of Phytotherapeutix Ltd.;

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

As a result of the acquisition of assets and intellectual property from C2 Wellness Corp. on December 02, 2021, Alterola now has the following assets and intellectual property:

  Novel cannabinoid molecules and their associated intellectual property;
  Novel cannabinoid pro-drugs, and their associated intellectual property;
  Novel proprietary cannabinoid formulations, designed to target lymphatic delivery, and their associated intellectual property;
  Novel proprietary nano-encapsulated cannabinoid formulations, in self-dissolving polymers, and their associated intellectual property; and
  Cannabinoids and cannabinoid pro-drug formulations for topical ocular delivery, and their associated intellectual property.

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

Results of Operations for the Three Months Ended June 30, 2022 and 2021

We have generated no revenues since inception and we do not anticipate earning revenues until such time that we are able to market and sell our ingredients and / or products / medicines.

We incurred operating expenses of $210,000 for the three months ended June 30, 2022, as compared with $150,560 for the same period ended 2021. Our operating expenses in 2022 increased as a result of human resource expenditures for employees, consultants and directors. With more staff and the lack of financing, we have not been able to ramp up research and development activities this quarter with only $18,432 spent as compared to $136,291 spent for the same period in 2021.

If we are able to obtain financing, we expect that our operational expenses will increase significantly for the balance of the fiscal year ended March 31, 2023 and beyond. This would be the result of increased research and development expenses associated with our product candidates, the regulatory process of approval of those products, increased payroll as we take on more help, as well as the expenses associated with our reporting obligations with the Securities and Exchange Commission.

We recorded a net loss of $210,000 for the three months ended June 30, 2022, as compared with $150,560 for the same period ended 2021.

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

Liquidity and Capital Resources

As of June 30, 2022, we had $119,360 in current assets and current liabilities of $1,076,397. We had a working capital deficit of $957,037 as of June 30, 2022.

We used cash for operating activities of $165,923 for the three months ended June 30, 2022, as compared with cash used of $718 for the same period ended 2021. Our negative operating cash flow for 2022 was mainly the result of a net change in operating assets and liabilities of $44,077 and our net loss of $210,000. The significant change in operating assets and liabilities was an increase in accruals and accounts payable. Our negative operating cash flow for 2021 was also the result of a net change in operating assets and liabilities and net loss.

We used no cash in investing activities for the three months ended June 30, 2022, as well as for the same period ended 2021.

Financing activities provided $1,100 for the three months ended June 30, 2022, as a result of related party notes, as compared with $746 provided for the same period ended 2021, as a result of $746 advanced from related parties.

We received US $100,000 in funding in July 2021 and we entered into an equity line financing in August 2021 for up to US $125,000,000. A further £100,000 Sterling (US $137,627) was invested in September 2021 and a further US $130,000 was invested into the company in November and December 2021.

We have had little access to capital since that time.  Without additional financing, we may not be able to pay staff, conduct our research and otherwise implement our business plan.

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

Off Balance Sheet Arrangements

As of June 30, 2022, we had no off balance sheet arrangements.

Going Concern

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have negative working capital of $957,037 and have incurred losses since inception of $8,180,510. We expect to incur further losses in the development of our business and have been dependent on funding operations from inception. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterola Biotech, Inc.

Date:	August 18, 2022

By: /s/ Seamus McAuley Seamus McAuley Title: Chief Executive Officer (Principal Executive Officer) and Director

Date:	August 18, 2022

By: /s/ Timothy Rogers Timothy Rogers Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Chairman, and Director

