Form 10-K/A
period 2022-03-31
ALTEROLA BIOTECH INC.
filed 2022-09-14
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment 1

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

Explanatory Note

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K (the "Original Filing") of Alterola Biotech, Inc. (the “Company”) amends the Company’s Original Filing, which was filed with the Securities and Exchange Commission (the “SEC”) on June 10, 2022 (the “Form 10-K”). This Amendment is being filed to correct the wrong audit date on the audit report, and to modify accounting treatment of expenses in the Statement of Operations. Accounting policies were also added to Footnote 3 in the Notes to the Consolidated Financial Statements in conjunction with the changes to the Statement of Operations.

In addition, the date on the Report of Independent Registered Public Accounting Firm was amended to June 10, 2022. The year was incorrectly stated as June 10, 2021 in the Form 10-K.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, updated certifications of the Company’s principal executive officer and principal financial officer are included as exhibits hereto.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified. Other events occurring after the filing of the Form 10-K/A or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of this Form 10-K/A.

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

Denver, Colorado June 10, 2022 PCAOB # 6778

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

ALTEROLA BIOTECH, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

	March 31, 2022	March 31, 2021

REVENUES	$—	$—

OPERATING EXPENSES
Accounting and audit fees	133,036	26,500
Professional fees	2,432,210	—
Research and development	341,286	—
Legal fees	38,248	5,000
Directors fees and expenses	82,913	30,000
Consulting fees	3,155,593	243,000
Salaries and wages	194,643	—
General and administrative expenses	93,206	5,000
TOTAL OPERATING EXPENSES	6,471,134	309,500

LOSS FROM OPERATIONS	(6,471,134)	(309,500)

OTHER INCOME (EXPENSE)
Miscellaneous sale	—	—
TOTAL OTHER INCOME (EXPENSE)	—	—

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(6,471,134)	(309,500)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	769,967,671	442,363,333

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

Research and Development

We engage in a variety of research and development activities to develop our technologies and work towards development of a saleable product. When it is determined that the research and development products we are creating have reached a point where saleable products are possible, these amounts are capitalized. As of March 31, 2022 and 2021, there was no capitalized research and development costs.

The research and development costs incurred by the company are related to the following:

•	Licences for patent and know-how (Nano 4 M) - This relates to the company’s formulation development of Active Pharmaceutical Ingredients (API) for its lead pharmaceutical programs.
•	Protein Technologies/ Bright Bio/ Equipped 4. - This relates to the company’s research into production of cannabinoids by biosynthesis (as opposed to botanical production by growing plants). The company has genetically modified an organism to produce cannabinoids by fermentation (similar to methodology used for the production of antibiotics).
•	Apex Molecular Ltd - The company has a number of pharmaceutical development programs using both novel and natural molecules. The company employs third party chemistry / contract manufacturing companies (such a Apex Molecular Ltd) to synthesize and purify these compounds for their pharmaceutical development programs.

Other Intangible Assets

We have recorded the assets acquired as part of the C2 Wellness acquisition as Indefinite-lived intangible assets. Indefinite-lived intangible assets recorded are not amortized and, as a result, are assessed for impairment at least annually, using either a qualitative or quantitative process. We performed this annual assessment at year end March 31, 2022, noting no factors indicating possible impairment of intangible assets recognized.

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

NOTE 4 – CONVERTIBLE NOTE PAYABLE

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

NOTE 5 – CAPITAL STOCK

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

NOTE 6 – ACQUISITION

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

NOTE 7 – RELATED PARTY TRANSACTIONS

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

NOTE 8 – LIQUIDITY & GOING CONCERN

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

By: /s/ Timothy Rogers
Timothy Rogers
Chairman, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director,
Signature: /s/ Timothy Rogers	Date: September 14, 2022

By: /s/ Seamus McAuley
Seamus McAuley
Chief Executive Officer, Company Secretary and Director
Signature: /s/ Seamus McAulley	Date: September 14, 2022

By: /s/ Colin Stott
Colin Stott
Chief Operting Officer and Director
Signature: /s/ Colin Stott	Date: September 14, 2022

By: /s/ Dominic Schiller
Dominic Schiller Director
Signature:	Date: September 14, 2022

By: /s/ Michael Hunter Land
Michael Hunter Land Director
Signature: /s/ Michael Hunter Land	Date: September 14, 2022

By: /s/ Daniel Reshef
Daniel Reshef Director
Signature: /s/ Daniel Reshef	Date: September 14, 2022

By: /s/ Ning Qu
Ning Qu Director
Signature: /s/ Ning Qu	Date: September 14, 2022

By: /s/ David Hitchcock
Ning David Hitchcock
Signature: /s/ David Hitchcock	Date: September 14, 2022

