Form 10-Q
period 2022-09-30
ALTEROLA BIOTECH INC.
filed 2022-11-21
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 807,047,948 shares as of November 16, 2022.

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2022 (unaudited) and March 31, 2022;

F-2	Consolidated Statements of Operations for the three and six months ended September 30, 2022 and 2021 (unaudited);

F-3	Consolidated Statement of Stockholders’ Deficit for the six months ended September 30, 2022 and 2021 (unaudited)

F-4	Consolidated Statements of Cash Flow for the six months ended September 30, 2022 (unaudited);

F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2022 are not necessarily indicative of the results that can be expected for the full year.

3

ALTEROLA BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2022	2022

ASSETS
Current assets
Cash in bank	$15,130	$63,816
Funds in attorney account	—	12,409
VAT Receivable	35,804	50,686
Prepaid stock subscription	—	136,721
Deferred Tax Asset	131,917	—
Inventories	893	1,050
Total current assets	183,744	264,681

Intangible Assets	12,000,000	12,000,000

Total assets	$12,183,744	$12,264,681

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current liabilities
Accounts payable	$567,043	$542,510
Accrued liabilities	362,086	396,486
Loan payable	75,000	—
Loans payable, related party	296,730	98,470
Total current liabilities	1,300,859	1,037,465
Long-term liabilities
Convertible note payable	137,627	164,220
Total long-term liabilities	137,627	164,220

Total liabilities	1,438,486	1,201,685

Commitments and Contingencies	—	—

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and March 31, 2022, respectively	—	—
Common stock, $0.001 par value ; 2,000,000,000 shares authorized; 807,047,948 and 802,633,333 outstanding as of September 30, 2022 and March 31, 2022, respectively	807,048	802,633
Additional paid in capital	18,927,919	17,942,833
Accumulated deficit	(9,021,731)	(7,833,790)
Stock subscription	—	136,721
Foreign Currency translation adjustment	32,021	14,599
Total stockholders' equity (deficit)	10,745,258	11,062,996

Total liabilities and stockholders' equity	$12,183,744	$12,264,681

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Three months ended September 30, 2022	Three months ended September 30, 2021	Six months ended September 30, 2022	Six months ended September 30, 2021

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
Accounting and audit fees	32,898	20,743	67,815	29,135
Professional fees	111,614	—	114,010	—
Research and development	22,614	124,034	41,086	260,325
Legal fees	5,418	10,295	8,029	11,014
Directors expenses	21,852	13,874	518,640	13,874
Consulting fees	155,674	93,650	283,094	93,650
Salaries and wages	96,448	—	193,876	—
General and administrative expenses	24,163	(518)	56,821	4,640
TOTAL OPERATING EXPENSES	470,682	262,078	1,283,371	412,638

LOSS FROM OPERATIONS	(470,682)	(262,078)	(1,283,371)	(412,638)

OTHER INCOME (EXPENSE)
Interest expense	(38)	—	(38)	—
TOTAL OTHER INCOME (EXPENSE)	(38)	—	(38)	—

INCOME TAXES	95,469	—	95,469	—

NET INCOME (LOSS)	$(375,252)	$(262,078)	$(1,187,941)	$(412,638)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	807,047,948	754,280,000	806,332,740	754,280,000

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

FOR THE PERIOD FROM JANUARY 19, 2021 (INCEPTION) TO MARCH 31 2022 AND JUNE 30, 2022 AND SEPTEMBER 30, 2022

	Common stock
	Shares	Amount	Additional paid in capital	Stock Subscriptions	Accumulated other comprehensive income ( loss)	Deficit	Total
Balance, January 19, 2021(inception)	100	$136	—	—	$—	$—	$136
Related party interest forgiven	—	—	1,544		—	—	1,544
Recapitalization on reverse merger	754,279,900	754,144	(1,544)	—	—	(1,156,343)	(403,743)
Change in foreign currency	—	—	—	—	(14,023)	—	(14,023)
Net loss for the period ended June 30, 2021	—	—	—	—	—	(343,033)	(343,033)
Balance, June 30, 2021	754,280,000	$754,280	—	$—	$(14,023)	$(1,499,376)	$(759,119)
Change in foreign currency	—	—	—	—	28,622	—	28,622
Subscription of shares issued for cash	—	—	—	136,721	—	—	136,721
Shares issued for cash	853,333	853	231,083	—	—	—	231,936
Shares issued for C2 Wellness acquisition	24,000,000	24,000	11,976,000	—	—	—	12,000,000
Shares issued related to S-1 Registration	7,500,000	7,500	2,391,750	—	—	—	2,399,250
Shares issued for services	16,000,000	16,000	3,344,000	—	—	—	3,360,000
Net loss for the period ended March 31, 2022	—	—	—	—	—	(6,334,414)	(6,334,414)
Balance, March 31, 2022	802,633,333	$802,633	$17,942,833	$136,721	$14,599	$(7,833,790)	$11,062,996
Change in foreign currency	—	—	—	—	175,074	—	175,074
Shares issued for cash	384,615	385	49,615	—	—	—	50,000
Shares issued for subscription of cash	280,000	280	136,721	(136,721)	—	—	280
Shares issued for services	1,500,000	1,500	319,500	—	—	—	321,000
Shares issued to director	2,250,000	2,250	479,250	—	—	—	481,500
Net loss for the period ended June 30, 2022	—	—	—	—	—	(812,689)	(812,689)
Balance, June 30, 2022	807,047,948	$807,048	$18,927,919	$—	$189,673	$(8,646,479)	$11,278,161
Change in foreign currency	—	—	—	—	(157,651)	—	(157,651)
Net loss for the period	—	—	—	—	—	(375,252)	(375,252)
BALANCES, September 30, 2022	807,047,948	$807,048	$18,927,919	$—	$32,021	$(9,021,731)	$10,745,258

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Six months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(1,187,941)	$(412,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	802,500	—
Deferred tax asset	(131,917)	—
Stock subscription delivered	136,721	—
Changes in assets and liabilities:
Prepaid assets	—	(1,099)
Funds in attorney trust	12,409	—
VAT receivable	14,882	—
Accounts Payable	24,533	342,501
Accruals	(34,400)	195,194
Accruals – related party	—	(232,832)
Net Cash Used by Operating Activities	(363,213)	(108,874)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intellectual property	—	(34,746)
Website development	—	—
Net Cash Used by Investing Activities	—	(34,476)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from related party	246,667	11,608
Proceeds from share issuance	50,280	137,627
Convertible note payable	—	171,863
Net Cash Provided by Financing Activities	296,947	321,098

Foreign Currency change	17,579	(2,240)

Net Increase (Decrease) in Cash and Cash Equivalents	(48,686)	175,238

Cash and cash equivalents, beginning of period	63,816	519
Cash and cash equivalents, end of period	$15,130	$175,757

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING INFORMATION
Stock issued for services	$802,500	$—
Shares issued for stock subscription	136,721	—

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The business plan of the company will no longer be focused on a chewing gum delivery system but it will re-focus its activities to the development of cannabinoid, cannabinoid-like, and non-cannabinoid pharmaceutical active pharmaceutical ingredients (APIs), pharmaceutical medicines made from cannabinoid, cannabinoid-like, and non-cannabinoid APIs and European novel food approval of cannabinoid-based, cannabinoid-like and non-cannabinoid ingredients and products ..In addition, the company plans to develop such bulk ingredients for supply into the cosmetic sector.

The transaction is being accounted for as a reverse acquisition and recapitalization. ABTI Pharma is the acquirer for accounting purposes and the Company is the issuer. The historical financial statements presented are the financial statements of Alterola Biotech Inc.. The Agreement was treated as a recapitalization and not as a business combination; at the date of the acquisition, the net liabilities of the legal acquirer, Alterola, were less than $50,000.

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

SEPTEMBER 30, 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Funds in attorney trust account

The company has a fully operational US Dollar ($) and a Sterling (£) bank account in the United Kingdom with the HSBC Group.Amounts due from attorney represents fund held on behalf of the Company in trust by its legal counsel.

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

SEPTEMBER 30, 2022

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

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. As of and for the year ended September 30, 2022, the financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.

Loss Per Common Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments. The Company has issued 15 million warrants to EMC2 Capital LLC.

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

SEPTEMBER 30, 2022

NOTE 3 – CAPITAL STOCK

The Company has 2,000,000,000 shares of $0.001 par value common stock authorized and 10,000,000 shares of $0.001 par value preferred stock authorized.

On April 5, 2022, the company issued 384,615 shares to an investor for an investment of $50,000 (at a price of $0.13 per share).

On April 29, 2022, the Company issued 1,500,000 shares for services under a consultancy agreement at $0.214 per share, or $321,000.

During September 2021, the Company received an investment for £100,000 Sterling (or $137,627) in exchange for a subscription for 280,000 shares. On May 2, 2022, the Company issued the 280,000 shares to the investor.

On May 4, 2022, the Company issued 2,250,000 shares to a director as part of the employment contract at $0.214 per share, or $481,500.

On August 11, 2021, the Company issued 15,000,000 warrants to purchase common stock at $0.64 per share. The warrants were issued with a 5 year term.  The warrants exercise price includes a declining scale with the stock price. As of September 30, 2022, the warrants were exercisable at $0.001 per share and the total potential impact on the financial statements of the exercise of the warrants was approximately $1 million dollars.

The Company has 807,047,948 and 761,780,000 shares of common stock issued and outstanding as of September 30, 2022 and September 30, 2021, respectively. There are no shares of preferred stock issued and outstanding as of September 30, 2022 and September 30, 2021.

NOTE 4 – ACQUISITION

On November 9, 2021, the Company entered into an agreement with C2 Wellness Corporation for acquisition of patents, molecules, and a research and development team. The transaction was closed by providing 24,000,000 million shares of the company to the prior owners of C2 Wellness Corporation, who stayed on and are working as consultants for the company. At the date of acquisition, the price per share of the company shares was $0.50, and the value of the intangible asset identified was $12,000,000. As part of annual impairment procedures performed, the Company did not find sufficient evidence to write down the asset, and as such the value at September 30, 2022 is $12,000,000.

NOTE 5 – NOTES PAYABLE

On August 1, 2022, the company issued a note payable for 90 days, bearing zero interest for the term of the note, for cash received by the Company on June 29, 2022, and July 18, 2022, totaling $75,000. As part of the note the Company committed delivery of 2,250,000 shares to the note holders.

NOTE 6 – RELATED PARTY TRANSACTIONS

Currently, Alterola neither owns nor leases any real or personal property. We maintain our corporate offices at 47 Hamilton Square Birkenhead Merseyside CH41 5AR United Kingdom. One of the company directors has a beneficial ownership in the property, which is leased on “arm’s length” terms. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 7 – LIQUIDITY & GOING CONCERN

Alterola has negative working capital of $1,117,115 has incurred losses since inception of 9,021,731, and has not received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company analyzed its operations subsequent to September 30, 2022 to the date these financial statements were issued. The Company has determined the following to be a subsequent event:

On 07 October 2022, the Company announced the closing of the Share Purchase Agreement with Bright Green, which occurred on October 4, 2022

On September 30, 2022, Mr. Seamus McAuley resigned as Chief Executive Officer with immediate effect. On 03 October 2022, the Board of Directors accepted the resignation of Mr. Seamus McAuley as Chief Executive Officer and also appointed Mr. David Hitchcock, OBE, as the Company’s new Chief Executive Officer.

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

Overview

Recent Developments

On August 30, 2022, we entered into a letter of intent (the “LOI”) dated August 25, 2022 with Bright Green Corporation (“Bright Green”), a Delaware corporation, with a binding provision for Bright Green to acquire a 25% interest (the “Share Purchase”) in our company from existing shareholders in exchange for $4,000,000 (the “Purchase Price”). The LOI also has a non-binding option for Bright Green to acquire all of our outstanding capital stock.

The Share Purchase was subject to a Share Purchase Agreement with the following conditions, all of which have been satisfied:

1)       Bright Green shall have obtained and completed sufficient and satisfactory financing of the Purchase Price;

2)       We shall submit to, and facilitate, a due diligence review performed by Bright Green’s counsel; and

3)       Terry Rafih, or his designee, shall be appointed to our board of directors.

The Purchase Price was to be divided equally among the following shareholder companies for their shares, controlled by affiliates of our company namely: Phyotherapeutix Holdings Ltd (Colin Stott), Equipped4 Holdings Limited (Dominic Schiller) and TPR Global Limited (Timothy Rogers).

These shareholder affiliates, through their respective companies, have committed to enter into loan agreements with our company to provide up to $4,000,000 USD of working capital.

With respect to the non-binding option to acquire all of our shares, we and Bright Green have agreed to work in good faith and in a reasonable time-frame to reach a binding agreement to be executed in a final set of definitive documents (“Definitive Agreement”) governing the option for a price equal to $0.06 per share.

Pursuant to the terms and subject to the conditions of the signed Letter of Intent, we plan to gain access to Bright Green’s planned cannabis and cannabis extracts, derivatives, products and research services, and Bright Green will in turn benefit from our established industry relationships and sector expertise. The parties believe a successful collaboration will create a strong pathway to secure, provide and supply cannabis and derivative products to the pharmaceutical industry.

Our Business

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

Results of Operations for the Three Months Ended September 30, 2022 and 2021

We have generated no revenues since inception and we do not anticipate earning revenues until such time that we are able to market and sell our ingredients and / or products / medicines.

We incurred operating expenses of $541,082 for the three months ended September 30, 2022, as compared with $262,078 for the same period ended 2021. We incurred operating expenses of $1,353,771 for the six months ended September 30, 2022, as compared with $412,638 for the same period ended 2021.

Our operating expenses in 2022 increased as a result of research and development, human resource expenditures for employees, consultants and directors, as well as expenditures for legal fees and accounting and audit fees. With more staff and the lack of financing, we have not been able to ramp up research and development activities this quarter with only $22,614 spent as compared to $124,034 spent for the same period in 2021.

If we are able to obtain financing, we expect that our operational expenses will increase significantly for the balance of the fiscal year ended March 31, 2023 and beyond. This would be the result of increased research and development expenses associated with our product candidates, the regulatory process of development of those products, increased payroll as we take on more help, as well as the expenses associated with our reporting obligations with the Securities and Exchange Commission.

We recorded a net loss of $445,652 for the three months ended September 30, 2022, as compared with $262,078 for the same period ended 2021. We recorded a net loss of $1,258,341 for the six months ended September 30, 2022, as compared with $412,638 for the same period ended 2021.

As a relatively recently formed pharmaceutical company, the company has limited operations to date, and expects to have reoccurring losses, as is typical with companies in the pharmaceutical industry, for the foreseeable future. As explained above, the company intends to raise capital and ramp up its efforts to bring its product candidates to market. This will require significant capital, product development to continue and complete and momentum on those product candidates through the regulatory process. There are no assurances that we will be able to generate revenues and achieve profitable operations.

Liquidity and Capital Resources

As of September 30, 2022, we had $183,744 in current assets, consisting mostly of a deferred tax credit, and current liabilities of $1,371,259. We had a working capital deficit of $1,187,515 as of September 30, 2022, compared with a working capital deficit of $957,037 as of June 30, 2022.

We used cash for operating activities of $433,613 for the six months ended September 30, 2022, as compared with cash used of $108,874 for the same period ended 2021. Our negative operating cash flow for 2022 was mainly the result of a net loss and deferred tax credit offset by shares issued for services. Our negative operating cash flow for 2021 was the result of our net loss, offset by net changes in operating assets and liabilities.

We used no cash in investing activities for the six months ended September 30, 2022, as compared with $34,746 used in investing activities for the same period ended 2021 for investments in intellectual property.

Financing activities provided $367,347 for the three months ended September 30, 2022, as a result of related party notes, as compared with $321,098 provided for the same period ended 2021, as a result of proceeds from share issuances and convertible notes.

On August 1, 2022, we entered into loan agreements for a total of US $75,000 with a 90-day repayment term.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next 12 months. We intend to fund operations through short-term or long-term debt and/or equity financing arrangements, however this may be insufficient to fund expenditures or other cash requirements. If Bright Green exercises its option to acquire the remaining stock in Alterola, then Alterola will be wholly owned by Bright Green and the development programs may be financed by Bright Green. Without it, we plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of September 30, 2022, we had no off balance sheet arrangements.

Going Concern

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have negative working capital of $1,187,515 as of September 30, 2022, and have incurred losses since inception of $9,092,131. We expect to incur further losses in the development of our business and have been dependent on funding operations from inception. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:  Risk Factors

Please see the Risk Factors contained in our Annual Report on Form 10-K/A filed with the SEC on September 14, 2022, which are incorporated herein by reference.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On April 5, 2022, the company issued 384,615 shares to an investor for an investment of $50,000 ( at a price of $0.13 per share), or $50,000.

On April 29, 2022, the Company issued 1,500,000 shares for services under a consultancy agreement at $0.214 per share, or $321,000.

On May 2, 2022, the Company issued 280,000 shares to an investor for a subscription agreement for an investment of £100,000 Sterling (or $137,627) at $0.50 per share, or $140,000.

On May 4, 2022, the Company issued 2,250,000 shares to a director as part of the employment contract at $0.214 per share, or $481,500.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterola Biotech, Inc.

Date:	November 21, 2022

By: /s/ David Hitchcock David Hitchcock Title: Chief Executive Officer (Principal Executive Officer) and Director

Date:	November 21, 2022

By: /s/ Timothy Rogers Timothy Rogers Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Chairman, and Director

