Form 10-Q
period 2022-12-31
ALTEROLA BIOTECH INC.
filed 2023-02-14
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2022

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 807,047,948 shares as of February 13, 2022.

1

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of December 31, 2022 (unaudited) and March 31, 2022;

F-2	Consolidated Statements of Operations for the three and nine months ended December 31, 2022 and 2021 (unaudited);

F-3	Consolidated Statement of Stockholders’ Deficit for the period from inception to December 31, 2022 (unaudited);

F-4	Consolidated Statements of Cash Flow for the nine months ended December 31, 2022 and 2021 (unaudited);

F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2022 are not necessarily indicative of the results that can be expected for the full year.

3

ALTEROLA BIOTECH, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND MARCH 31, 2022

	December 31, 2022	March 31, 2022
ASSETS
Current Assets
Bank	$12,816	$63,816
Funds in attorney trust account	0	12,409
VAT Receivable	35,378	50,686
Inventories	967	1,050
Prepaid stock subscription	—	136,721
Deferred tax asset	142,850	—
Total current assets	192,011	264,681

Intellectual property	12,018,147	12,000,000

TOTAL ASSETS	$12,210,158	$12,264,681

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$668,672	$542,510
Accrued expenses	12,429	396,486
Advances from related party	1,141,595	98,470
Total Current Liabilities	1,822,696	1,037,465
Long Term Liabilities
Convertible note payable	151,255	164,220

Total Liabilities	1,973,921	1,201,685

Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common Stock, $.001 par value, 2,000,000,000 shares authorized, 807,047,948 and 802,633,333 shares issued and outstanding, respectively	807,048	802,633
Foreign currency translation adjustment	57,751	14,599
Additional paid-in capital	18,927,919	17,942,833
Stock subscription	—	136,721
Accumulated deficit	(9,556,481)	(7,833,790)
Total Stockholders’ Equity (Deficit)	10,236,237	11,062,996

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,210,158	$12,264,681

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2022 AND 2021

	Three months ended December 31, 2022	Three months ended December 31, 2021	Nine months ended December 31, 2022	Nine months ended December 31, 2021

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
Accounting and audit fees	19,001	63,390	86,816	92,525
Professional fees	249,183	—	363,193	—
Research and development	—	61,999	41,086	322,324
Legal fees	166,699	17,040	174,728	28,054
Directors fees and expenses	27,931	64,713	546,571	78,587
Consulting fees	198,335	2,452,313	481,429	2,545,963
Salaries and wages	(92,638)	91,083	101,238	91,083
General and administrative expenses	(27,890)	50,319	28,931	54,779
TOTAL OPERATING EXPENSES	540,621	2,800,677	1,823,992	3,213,315

LOSS FROM OPERATIONS	540,621	(2,800,677)	1,823,992	(3,213,315)

OTHER INCOME (EXPENSE)	—	—	—	—

TOTAL OTHER INCOME (EXPENSE)	—	—	—	—

PROVISION FOR INCOME TAXES	5,832	—	101,301	—

NET LOSS	$(534,789)	$(2,800,677)	$(1,722,691)	(3,213,315)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	807,047,948	771,132,239	806,766,837	761,483,234

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 7, 2021 (INCEPTION) TO MARCH 31 2022 AND DECEMBER 31, 2022

	Common Stock
	Shares	Amount	Additional paid in capital	Stock Subscriptions	Accumulated other comprehensive income ( loss)	Deficit	Total
Balance, January 7, 2021(inception)	100	$136	—	—	$—	$—	$136
Related party interest forgiven	—	—	1,544	—	—	—	1,544
Recapitalization on reverse merger	754,279,900	754,144	(1,544)	—	—	(1,156,343)	(403,743)
Change in foreign currency	—	—	—	—	(14,023)	—	(14,023)
Net loss for the period ended December 31, 2021	—	—	—	—	—	(343,033)	(343,033)
Balance, December 31, 2021	754,280,000	$754,280	—	—	$(14,023)	$(1,499,376)	$(759,119)
Change in foreign currency	—	—	—	—	28,622	—	28,622
Subscription of shares issued for cash	—	—	—	136,721	—	—	136,721
Shares issued for cash	853,333	853	231,083	—	—	—	231,936
C2 Wellness acquisition	24,000,000	24,000	11,976,000	—	—	—	12,000,000
Shares issued related to S-1 Registration	7,500,000	7,500	2,391,750	—	—	—	2,399,250
Shares issued for services REB Consulting	16,000,000,	16,000	3,344,000	—	—	—	3,360,000
Net loss for the period ended March 31, 2022	—	—	—	—	—	(6,334,414)	(6,334,414)
Balance, March 31, 2022	802,633,333	$802,633	$17,942,833	136,721	$14,599	$(7,833,790)	$11,062,996
Shares issued for cash	384,615	385	49,615	—	—	—	50,000
Shares issued for subscription of cash	280,000	280	136,721	(136,721)	—	—	280
Shares issued for services	1,500,000	1,500	319,500	—	—	—	321,000
Shares issued to director	2,250,000	2,250	479,250	—	—	—	481,500
Change in foreign currency	—	—	—	—	43,152	—	43,152
Net loss for the period ended December 31, 2022	—	—	—	—	—	(1,722,691)	(1,722,691)
Balance, December 31, 2022	807,047,948	$807,048	$18,927,919	$(0)	57,751	(9,556,481)	$10,236,237

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2022 AND 2021

	December 31, 2022	December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,722,691)	(3,213,315)
Adjustments to reconcile net loss to net cash
Deferred tax asset	(142,850)	—
Shares issued for services	802,500	—
Stock subscriptions delivered	136,721	—
Changes in assets and liabilities:
Prepaids	—	(2,021)
Funds in attorney trust	12,409	(12,773)
Receivables	15,308	(35,802)
Accruals	(384,057)	191,506
Accounts payable	126,162	476,324
Net Cash Used by Operating Activities	(1,156,498)	(2,596,081)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in intellectual property	18,147	(12,000,000)
Net Cash Used by Investing Activities	18,147	(12,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from share issuances	50,280	266,721
Convertible note payable	—	169,038
Shares issued for services related to S-1 registration	—	2,399,250
Shares issued for C-2 Acquisition	—	12,000,000
Net proceeds of related party payables	1,043,125	(206,657)
Net Cash Provided by Financing Activities	1,093,405	14,625,352

Effect of exchange rate adjustments on cash	30,240	10,319

Net Increase (Decrease) in Cash and Cash Equivalents	(51,000)	39,590

Cash and cash equivalents, beginning of period	63,816	519
Cash and cash equivalents, end of period	$12,816	40,109

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING INFORMATION

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Since then, the company has re-focused its activities on the development of cannabinoid, cannabinoid-like, and non-cannabinoid pharmaceutical active pharmaceutical ingredients (APIs), pharmaceutical medicines made from cannabinoid, cannabinoid-like, and non-cannabinoid APIs and European novel food approval of cannabinoid-based, cannabinoid-like and non-cannabinoid ingredients and products. In addition, the company plans to develop such bulk ingredients for supply into the cosmetic sector.

The transaction is being accounted for as a reverse acquisition and recapitalization. ABTI Pharma is the acquirer for accounting purposes and the Company is the issuer. The historical financial statements presented are the financial statements of Alterola Biotech Inc. The Agreement was treated as a recapitalization and not as a business combination; at the date of the acquisition, the net liabilities of the legal acquirer, Alterola, were less than $50,000.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United State of America (GAAP accounting) and include the accounts of Alterola and its wholly owned subsidiaries ABTI Pharma Ltd, Phytotherapeutix Ltd, Ferven Ltd., and Nano4M Ltd. All material intercompany transactions and balances have been eliminated.

 The Company had a September 30 fiscal year end. Subsequent to the Agreement with ABTI Pharma Ltd, the Company has changed its year end from September 30 to March 31.

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

DECEMBER 31, 2022

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

DECEMBER 31, 2022

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

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. As of and for the period ended December 31, 2022, the financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.

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

DECEMBER 31, 2022

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

On August 1, 2022, the Company issued 2,250,000 shares to note holders in connection with loan agreements. See Note 5. These loans were repaid in full by December 23, 2022.

On August 11, 2021, the Company issued 15,000,000 warrants to purchase common stock at $0.64 per share. The warrants were issued with a 5 year term.  The warrants exercise price includes a declining scale with the stock price. As of December 31, 2022, the warrants were exercisable at $0.001 per share and the total potential impact on the financial statements of the exercise of the warrants was approximately $1 million dollars.

The Company has 807,047,948 and 802,633,333 shares of common stock issued and outstanding as of December 31, 2022 and March 31, 2022, respectively. There are no shares of preferred stock issued and outstanding as of December 31, 2022 and March 31, 2022.

NOTE 4 – ACQUISITION

On November 9, 2021, the Company entered into an agreement with C2 Wellness Corporation for acquisition of pharmaceutical assets which included patents, molecules, and other intellectual property. The transaction was closed by providing 24,000,000 million shares of the company to the prior owners of C2 Wellness Corporation. At the date of acquisition, the price per share of the company shares was $0.50, and the value of the intangible asset identified was $12,000,000. As part of annual impairment procedures performed, the Company did not find sufficient evidence to write down the asset, and as such the value at December 31, 2022 is $12,000,000.

NOTE 5 – NOTES PAYABLE

On August 1, 2022, the company issued a note payable for 90 days, bearing zero interest for the term of the note, for cash received by the Company on June 29, 2022, and July 18, 2022, totaling $75,000. As part of the note the Company committed delivery of 2,250,000 shares to the note holders. The loans totaling $75,000 were repaid in full by December 23, 2022.

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

The Company has received advances from various related parties during the period, totaling $1,141,595.  All advances from related parties are unsecured non-interest bearing and payable upon demand.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 7 – LIQUIDITY & GOING CONCERN

Alterola has negative working capital of $1,630,685 has incurred losses since inception of $9,556,481 and has not received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

On August 30, 2022, we entered into a letter of intent (the “LOI”) dated August 25, 2022 with Bright Green Corporation (“Bright Green”), a Delaware corporation, with a binding provision for Bright Green to acquire a 25% interest (the “Share Purchase”) in our company from existing shareholders in exchange for $4,000,000 (the “Purchase Price”). The LOI also has a non-binding option for Bright Green to acquire all of our outstanding capital stock. The Share Purchase was subject to a Share Purchase Agreement which was executed on October 03, 2022.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company analyzed its operations subsequent to December 31, 2022 to the date these financial statements were issued. The Company has determined there are no subsequent events

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Recent Developments

On August 26, 2022, we entered into a letter of intent (the “LOI”) dated August 25, 2022 with Bright Green Corporation (“Bright Green”), a Delaware corporation, with a binding provision for Bright Green to acquire a 25% interest (the “Share Purchase”) in our company from existing shareholders in exchange for $4,000,000 (the “Purchase Price”). The LOI also has a non-binding option for Bright Green to acquire all of our outstanding capital stock.

The Share Purchase was subject to a Share Purchase Agreement which was executed on October 03, 2022.

The Purchase Price was divided equally among the following shareholder companies for their shares, controlled by affiliates of our company namely: Phyotherapeutix Holdings Ltd (Colin Stott), Equipped4 Holdings Limited (Dominic Schiller) and TPR Global Limited (Timothy Rogers).

These shareholder affiliates, through their respective companies, have committed to enter into loan agreements with our company to provide up to $4,000,000 USD of working capital.

With respect to the non-binding option for Bright Green to acquire all of our shares, we and Bright Green have agreed to work in good faith and in a reasonable time-frame to reach a binding agreement to be executed in a final set of definitive documents (“Definitive Agreement”) governing the option for a price equal to $0.06 per share.

As part of the strategic partnership and pursuant to the terms and subject to the conditions of the arrangement, we plan to gain access to Bright Green’s planned cannabis and cannabis extracts, derivatives, products and research services, and Bright Green will in turn benefit from our established industry relationships and sector expertise. The parties believe a successful collaboration will create a strong pathway to secure, provide and supply cannabis and derivative products to the pharmaceutical industry.

On October 7, 2022, we appointed David Hitchcock as our CEO, and Terry Rafih as a member of our board of directors.

Our Business

Our goal is to provide better medicines for patients around the world. We believe in harnessing the therapeutic potential of cannabinoids and cannabinoid- like compounds, which can be developed into valuable treatments to seriously ill patients. Rather than just focusing on one method of identifying, researching and developing such medicines, we are interested in developing new medicines from all sources including botanical, traditional chemical synthesis and biosynthetic methodologies.

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

Phytotherapeutix Ltd, a subsidiary of ABTI Pharma Ltd, has generated a number of molecules with patents pending, some of which have demonstrable pharmacological activity, similar to that of CBD. This means that some of these molecules are anticipated to have a similar market potential to CBD across a range of therapeutic areas.

Ferven Ltd, another subsidiary of ABTI Pharma Ltd, is looking to produce cannabinoids by fermentation. The exclusively licensed organism has the potential to be genetically modified to produce multiple cannabinoids at an anticipated very low cost of goods. It is anticipated that the selected genetically modified organisms will grow very quickly, which in turn, reduces the cost of production.

Nano4M Ltd is a company which has exclusively licensed its nano-formulation patents and know-how to ABTI Pharma Ltd.

As a result of the acquisition of assets and intellectual property from C2 Wellness Corp. on December 2, 2021, Alterola now has the following assets and intellectual property:

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

At present, the Company is waiting to hear whether Bright Green Corporation will exercise its option to acquire the remaining 75% of the Company’s common stock.

Alterola and ABTI Pharma Ltd management have extensive experience, know-how and connections in the cannabinoid medicines sector, and are looking to utilize this knowledge and experience for the development of such medicines from existing cannabinoids and cannabinoid-like molecules.

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

Results of Operations for the Three and Nine Months Ended December 31, 2022 and 2021

We have generated no revenues since inception and we do not anticipate earning revenues until such time that we are able to market and sell our ingredients and / or products / medicines.

We incurred operating expenses of $540,621 for the three months ended December 31, 2022, as compared with $2,800,677 for the same period ended 2021. We incurred operating expenses of $1,823,992 for the nine months ended December 31, 2022, as compared with $3,213,315 for the same period ended 2021.

Our operating expenses for the nine months ended December 31, 2022 were mainly the result of $546,571 in directors fees and expenses, $481,429 in consulting fees, $363,193 in professional fees, $101,238 in salaries and wages, $86,816 in accounting and audit fees and $41,086 in research and development. By contrast, our operating expenses for the nine months ended December 31, 2021 were mainly the result of $2,545,963 in consulting fees, $322,324 in research and development, $92,525 in accounting and audit fees and $91,083 in salaries and wages.

Our operating expenses in 2022 increased as a result of human resource expenditures for employees, consultants and directors, as well as expenditures for information technology support, intellectual property submissions and maintenance, transfer agent services legal fees and accounting and audit fees. With more staff and the lack of financing, we have not been able to ramp up research and development activities for the nine months ended December 31, 2022, with only $41,086 spent as compared to $124,034 spent for the same period in 2021.

If we are able to obtain financing, we expect that our operational expenses will increase significantly for the balance of the fiscal year ended March 31, 2023 and beyond. This would be the result of increased research and development expenses associated with our product candidates, the development of those candidates in compliance with regulatory processes, laws and regulations, increased payroll as we take on more help, as well as the expenses associated with our reporting obligations with the Securities and Exchange Commission.

We recorded a net loss of $534,789 for the three months ended December 31, 2022, as compared with $2,800,677 for the same period ended 2021. We recorded a net loss of $1,722,691 for the nine months ended December 31, 2022, as compared with $3,213,315 for the same period ended 2021.

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

Liquidity and Capital Resources

As of December 31, 2022, we had $192,011 in current assets, consisting mostly of a deferred tax credit, and current liabilities of $1,822,696. We had a working capital deficit of $1,630,685 as of December 31, 2022, compared with a working capital deficit of $1,187,515 as of September 30, 2022.

We used cash for operating activities of $1,156,498 for the nine months ended December 31, 2022, as compared with cash used of $2,596,081 for the same period ended 2021. Our negative operating cash flow for 2022 was mainly the result of a net loss, net changes in operating assets and liabilities and deferred tax credit offset by shares issued for services. Our negative operating cash flow for 2021 was the result of our net loss, offset by net changes in operating assets and liabilities.

We used cash for investing activities of $18,147 for the nine months ended December 31, 2022, as compared with $12,000,000 used in investing activities for the same period ended 2021 for investments in intellectual property from C2 Wellness Corp. on December 2, 2021.

Financing activities provided $1,093,405 for the nine months ended December 31, 2022, as a result of related party notes, as compared with $14,625,352 provided for the same period ended 2021, as a result of proceeds from share issuances and convertible notes.

On August 1, 2022, we entered into loan agreements for a total of US $75,000.. We issued 2,250,000 shares to note holders in connection with the loan agreements. The sum of 75,000 was repaid fully by December 23, 2022.

As part of the SPA, executed on October 03, 2022, the shareholder affiliates, through their respective companies, have committed to enter into loan agreements with our company to provide up to $4,000,000 USD of working capital.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next 12 months. We intend to fund operations through short-term or long-term debt and/or equity financing arrangements, however this may be insufficient to fund expenditures or other cash requirements. If Bright Green exercises its option, we will have sufficient cash from the exercise price and proceeds therefrom. Without it, we plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of December 31, 2022, we had no off-balance sheet arrangements.

Going Concern

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have negative working capital of $1,630,685  as of December 31, 2022, and have incurred losses since inception of $9,556,419. We expect to incur further losses in the development of our business and have been dependent on funding operations from inception. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. At present, the Company is waiting to hear whether Bright Green Corporation will exercise its option to acquire the remaining 75% of the Company’s common stock.   However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On August 1, 2022, the Company signed loan agreements with note holders for the sum of $75,000. A total of 2,250,000 shares were issued to the note holders in connection with loan agreements.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterola Biotech, Inc.

Date:	February 14, 2023

By: /s/ David Hitchcock David Hitchcock Title: Chief Executive Officer (Principal Executive Officer) and Director

Date:	February 14, 2023

By: /s/ Timothy Rogers Timothy Rogers Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Chairman, and Director

