Form 10-K
period 2023-03-31
ALTEROLA BIOTECH INC.
filed 2023-07-10
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2023

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.

☐ Large accelerated Filer	☐ Accelerated Filer
☒ Non-accelerated Filer	☒ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $10,661,171

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 807,047,948 shares as of June 28, 2023.

1

PART I

Item 1. Business

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

The Share Purchase was subject to a Share Purchase Agreement which was executed on October 03, 2022.

Since then, on April 4th, 2023, Bright Green announced their intention to complete the purchase of the Company, but are yet to deliver the full funds as per the SPA dated October 03, 2022. Negotiations for the completion of the deal are ongoing.

The Purchase Price for the SPA dated October 03, 2022 was divided equally among the following shareholder companies for their shares, controlled by affiliates of our company namely: Phyotherapeutix Holdings Ltd (Colin Stott), Equipped4 Holdings Limited (Dominic Schiller) and TPR Global Limited (Timothy Rogers).

These shareholder affiliates, through their respective companies, have committed to enter into loan agreements with our company to provide up to $4,000,000 USD of working capital.

With respect to the non-binding option for Bright Green to acquire all of our shares, in the SPA dated October 03, 2022 we and Bright Green agreed to work in good faith and in a reasonable time-frame to reach a binding agreement to be executed in a final set of definitive documents (“Definitive Agreement”).

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

Our Business

Our goal is to provide prescription medicines for patients around the world. We believe in harnessing the therapeutic potential of cannabinoids and cannabinoid- like compounds, which can be developed into valuable treatments to seriously ill patients. Rather than just focusing on one method of identifying, researching and developing such medicines, we are interested in developing new medicines from all sources including botanical, traditional chemical synthesis and biosynthetic methodologies.

On May 28, 2021, we acquired ABTI Pharma Limited, a company registered in England and Wales (“ABTI Pharma”), with the purchase of all of its capital stock in exchange for 600,000,000 shares of our common stock pro rata to the ABTI Pharma shareholders.

As a result of the acquisition, we are a pharmaceutical company working with cannabinoid and cannabinoid-like molecules. We have three areas of focus:

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

We do not incorporate the information on or accessible through our websites into this Annual Report, and you should not consider any information on, or that can be accessed through, our websites a part of this Annual Report.

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

Intellectual Property

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

For the year ended March 31, 2023, COVID-19 has not had any material impact on our operations, supply chain, liquidity or capital resources. However, we may face risks related to health epidemics and/or pandemics and/or other outbreaks of communicable diseases, which could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of the world as a whole. For example, the outbreak of COVID-19, which began in China, has been declared by the World Health Organization to be a “pandemic,” has spread across the globe, including the United States of America. A health epidemic or pandemic or other outbreak of communicable diseases, such as the current COVID-19 pandemic, poses the risk that we, or potential business partners may be disrupted or prevented from conducting business activities for certain periods of time, the durations of which are uncertain, and may otherwise experience significant impairments of business activities, including due to, among other things, operational shutdowns or suspensions that may be requested or mandated by national or local governmental authorities or self-imposed by us, our users or other business partners. For example, due to COVID-19, we have been unable to travel across the relevant jurisdictions pertaining to our business and foresee this as an ongoing issue. While it is not possible at this time to estimate the full impact that COVID-19 could have on our business, potential users or other potential business partners, the continued spread of COVID-19, the measures taken by the local and federal government, actions taken to protect employees, and the impact of the pandemic on various business activities could adversely affect our results of operations and financial condition.

 Risks Relating to Our Financial Condition

There are doubts about our ability to continue as a going concern.

We have generated no revenue, and have an accumulated deficit of $9,576,247 through March 31, 2023. These factors raise substantial doubt about our ability to continue as a going concern.

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

We will need additional funds to complete further development of our business plan to achieve a sustainable level where ongoing operations can be funded out of revenues. Although certain shareholder affiliates, through their respective companies, have committed to enter into loan agreements with our company to provide up to $4,000,000 USD of working capital, we anticipate that we must raise $25,000,000 for our operations for the next 12 months, and $81,000,000 in total for our initial clinical development programs. We will require further funding to fully implement our business plan to its fullest potential and achieve our growth plans. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

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

We are dependent on the continued availability of Timothy Rogers (Executive Chairman), David Hitchcock (Chief Executive Officer, CEO), Colin Stott (Chief Operating Officer, COO), Dominic Schiller (Chief IP Officer), and Guy Webber (Preclinical Development Director), and the availability of new employees to implement our business plans. The market for skilled employees is highly competitive, especially for employees in our industry. Although we expect that our planned compensation programs will be intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to retain the services of all our key employees or a sufficient number to execute our plans, nor can there be any assurance we will be able to continue to attract new employees as required.

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

Our officers and directors and affiliates have substantial control over us and our policies and will be able to influence corporate matters.

Our officers and directors presently beneficially own approximately 47.5%  of our common stock. Additionally, as per the SPA dated October 2022, Bright Green has acquired 25% of our company, subject to the terms and conditions of the SPA. Our officer and directors and to a lesser extend Bright Green are able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors, the approval of significant corporate transactions, and any change of control of our company. They could prevent transactions, which would be in the best interests of the other shareholders. Our officers, directors and affiliates’ interests may not necessarily be in the best interests of the shareholders in general.

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

Risks Related to Acquisition Activities

We have made and expect to continue to engage in acquisition activities that could disrupt our operations and harm our operating results.

Our growth depends upon market growth, our ability to enhance our existing products, and our ability to introduce new products on a timely basis. We intend to continue to address the need to develop new products and enhance existing products through potential acquisitions of other companies, product lines, technologies, and personnel, or, for example as a result of the intended acquisition  by Bright Green, by a transaction that may involve the acquisition of our company by companies looking to enhance their value. Acquisitions involve numerous risks, including the following:

·	Difficulties in integrating the operations, systems, technologies, products, and personnel of the acquired companies, particularly companies with large and widespread operations and/or complex products;

·	Diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions;

·	Potential difficulties in completing projects associated with in-process research and development intangibles;

·	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

·	Initial dependence on unfamiliar supply chains;

·	Insufficient revenue to offset increased expenses associated with acquisitions; and

·	The potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans.

Acquisitions may also cause us to:

·	Issue common stock that would dilute our current shareholders’ percentage ownership;

·	Use a substantial portion of our cash resources or incur debt;

·	Significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition;

·	Assume liabilities;

·	Record goodwill and nonamortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges;

·	Incur amortization expenses related to certain intangible assets;

·	Incur tax expenses related to the effect of acquisitions on our intercompany research and development cost sharing arrangement and legal structure;

·	Incur large and immediate write-offs and restructuring and other related expenses; and

·	Become subject to intellectual property or other litigation.

Mergers and acquisitions are inherently risky and subject to many factors outside of our control, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results. Prior acquisitions could result in a wide range of outcomes, from successful introduction of new products and technologies to a failure to do so. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products.

From time to time, we have made acquisitions that resulted in charges in an individual quarter. These charges may occur in any particular quarter, resulting in variability in our quarterly earnings. In addition, our effective tax rate for future periods is uncertain and could be impacted by mergers and acquisitions. Risks related to new product development also apply to acquisitions.

Acquisitions, joint ventures or other strategic transactions create certain risks and may adversely affect our business, financial condition or results of operations.

Acquisitions, partnerships and joint ventures are part of our growth strategy. We evaluate and expect in the future to evaluate potential strategic acquisitions of, and partnerships or joint ventures with, complementary businesses, services or technologies. We may not be successful in identifying acquisition, partnership and joint venture targets. In addition, we may not be able to successfully finance or integrate any businesses, services or technologies that we acquire or with which we form a partnership or joint venture.

We may not be able to identify suitable acquisition candidates or complete acquisitions in the future, which could adversely affect our future growth; or businesses that we acquire may not perform as well as expected or may be more difficult or expensive to integrate and manage than expected, which could adversely affect our business and results of operations. In addition, the process of integrating these acquisitions may disrupt our business and divert our resources.

In addition, acquisitions outside our current operating jurisdictions often involve additional or increased risks including, for example:

•	managing geographically separated organizations, systems and facilities;

•	integrating personnel with diverse business backgrounds and organizational cultures;

•	complying with foreign regulatory requirements;

•	fluctuations in exchange rates;

•	enforcement and protection of intellectual property in some foreign countries;

•	difficulty entering new foreign markets due to, among other things, customer acceptance and business knowledge of these new markets; and

•	general economic and political conditions.

These risks may arise for a number of reasons: we may not be able to find suitable businesses to acquire at affordable valuations or on other acceptable terms; we may face competition for acquisitions from other potential acquirers; we may need to borrow money or sell equity or debt securities to the public to finance acquisitions and the terms of these financings may be adverse to us; changes in accounting, tax, securities or other regulations could increase the difficulty or cost for us to complete acquisitions; we may incur unforeseen obligations or liabilities in connection with acquisitions; we may need to devote unanticipated financial and management resources to an acquired business; we may not realize expected operating efficiencies or product integration benefits from an acquisition; we could enter markets where we have minimal prior experience; and we may experience decreases in earnings as a result of non-cash impairment charges.

We cannot ensure that any acquisition, partnership or joint venture we make will not have a material adverse effect on our business, financial condition and results of operations.

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

Holders of Our Common Stock

Currently, we have approximately 140  holders of record of our common stock. On June 06, 2023, the company reclaimed 44,064,000 shares into Treasury.

Exercise of Warrants

On 13th June 2023, EMC2 Capital LLC exercised their 15,000,000 Warrants on a cashless basis.

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

Recent Sales of Unregistered Securities

On October 29, 2021, the Company issued 7,500,000 shares of stock in exchange for services provided by EMC2 Capital LLC. The shares were issued at fair value of the date of exchange, or $2,399,250.

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

On February 8, 2022, the company issued 333,333 shares to an investor for an investment of $50,000 (at a price of $0.15 per share).

On or about March 3, 2022, the Company issued 16,000,000 shares of stock for services under a consulting agreement.

On April 5, 2022, the company issued 384,615 shares to an investor for an investment of $50,000 (at a price of $0.13 per share).

On April 29, 2022, the Company issued 1,500,000 shares for services under a consultancy agreement at $0.214 per share, or $321,000.

On May 2, 2022, the Company issued 280,000 shares to an investor relating to a subscription agreement for an investment of £100,000 Sterling (or $136,721) at $0.50 per share, or $140,000.

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

On June 13, 2023, we issued 13,500,000 shares of common stock to EMC2 Capital LLC following the exercise of their 15,000,000 Warrants issued in August 2021.

On June 13, 2023, we issued 476,000 shares of common stock to Alison Rose Burgess as settlement of a £125,000 Sterling loan under the terms and conditions of the loan dated 21 September 2021.

On June 13, 2023, we issued 5,000,000 shares of common stock to Alinova Biosciences Ltd as part payment of consideration for the acquisition of intellectual property.

June 13, 2023, we issued 5,999,900 shares of common stock to Long Eight Limited as part payment of consideration for services received by Green Ocean Administration Limited.

June 13, 2023, we issued 10,088,100 shares of common stock to Warren Law Group to be held in escrow as potential part payment for services received from Bridgeway Capital Partners LLC, Bridgeway Capital Partners II LLC and Entoro Securities LLC.

On June 14, 2023, we issued 9,000,000 shares of common stock to our Directors as payment for their services as Directors.

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

Securities Authorized for Issuance under Equity Compensation Plans

We did not issue any securities under any equity compensation plan as of March 31, 2023.

Item 6. [RESERVED]

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

Results of Operations for the Years Ended March 31, 2023 and 2022

We have generated no revenue since inception, and we do not anticipate earning revenue until such time that we are able to market and sell our ingredients and / or products / medicines.

We incurred operating expenses of $1,896,981 and $6,471,134 for the years ended March 31, 2023 and 2022, respectively. Our operating expenses for the year ended March 31, 2023 were mainly the result of $443,073 in consulting fees, $363,944 in professional fees, $347,362 in directors’ fees and expenses, $179,940 in legal fees and $140,409 in salaries and wages. Our operating expenses for the year ended March 31, 2022 were mainly the result of $3,155,593 in consulting fees, $2,432,210 in professional fees, $341,286 in research and development, $133,036 in accounting and audit fees and $194,643 in salaries and wages.

If we are able to obtain financing, we expect that our operational expenses will increase significantly for the balance of the fiscal year ended March 31, 2024 and beyond. This would be the result of increased research and development expenses associated with our product candidates, the development of those candidates in compliance with regulatory processes, laws and regulations, increased payroll as we take on more help, as well as the expenses associated with our reporting obligations with the Securities and Exchange Commission.

We recorded a net loss of $1,742,457 and $6,471,134 for the years ended March 31, 2023 and 2022, respectively.

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

Liquidity and Capital Resources

As of March 31, 2023, we had $237,184 in current assets, consisting mostly of a deferred tax credit, and current liabilities of $2,127,807. We had a working capital deficit of $1,890,623 as compared with a working capital deficit of $1,630,685 as of December 31, 2022.

We used cash for operating activities of $1,039,792 for the year ended March 31, 2023, as compared with cash provided of $44,344 for the year ended 2022. Our negative operating cash flow for 2023 was mainly the result of a net loss, net changes in operating assets and liabilities and deferred tax credit offset by shares issued for services. Our positive operating cash flow for 2022 was the result net changes in operating assets and liabilities offset by our net loss.

We used cash for investing activities of $139,799 for the year ended March 31, 2023, as compared with no cash used in investing activities for the year ended 2022, for investments in intellectual property from C2 Wellness Corp. on December 2, 2021.

Financing activities provided $1,212,159 for the year ended March 31, 2023, mainly as a result of related party loans, as compared with $9,669 used for the year ended 2022, mainly as result of repayments of related party loans.

As part of the SPA, executed on October 03, 2022, the shareholder affiliates, through their respective companies, have committed to enter into loan agreements with our company to provide up to $4,000,000 USD of working capital, subject to the terms and conditions of the SPA dated October 2022 being fulfilled.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next 12 months. We intend to fund operations through short-term or long-term debt and/or equity financing arrangements, however this may be insufficient to fund expenditures or other cash requirements. If and when Bright Green completes the acquisition of Alterola, we anticipate that Alterola and / or its subsidiaries will have sufficient cash therefrom. Without it, we plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of March 31, 2023, we had no off balance sheet arrangements.

Going Concern

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have negative working capital of $1,890,623 and have incurred losses since inception of $9,576,247. We expect to incur further losses in the development of our business and have been dependent on funding operations from inception. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X: Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of March 31, 2023 and 2022 (Audited);
F-3	Statements of Operations for the years ended March 31, 2023 and 2022 (Audited);
F-4	Statement of Stockholders’ Deficit from inception to March 31, 2023 (Audited);
F-5	Consolidated Statements of Cash Flows for the years ended March 31, 2023 and 2022 (Audited);
F-6	Notes to Consolidated Financial Statements (Audited)

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street, Suite 1100 Denver, Colorado 80246

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Alterola Biotech, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alterola Biotech, Inc. (the Company), which comprise the balance sheet as of March 31, 2023 and March 31, 2022 and the related statements of Operations, Changes in Stockholder’s Equity, and Cash Flows for the years then ended, and the related notes to the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, respectively, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United Sates) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we were required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluation of the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 7 to the financial statements, the Company has negative working capital of $ 1,889,903, has incurred losses since inception of $9,576,247, and has not received any revenues These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Denver, Colorado July 7, 2023 PCAOB# 6778

blaze@griesandassociates.com

400 South Colorado Blvd, Suite 870, Denver, Colorado 80246

(O)720-464-2875 (M)773-255-5631 (F)720-222-5846

PART I - FINANCIAL INFORMATION

ALTEROLA BIOTECH, INC.

AUDITED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND MARCH 31, 2022

	March 31, 2023	March 31, 2022
ASSETS
Current Assets
Bank	$8,890	$63,816
Funds in attorney trust account	—	12,409
VAT receivable	37,953	50,686
Deferred tax asset	189,355	—
Inventories	986	1,050

Total current assets	237,184	127,961

Intangible assets	12,139,779	12,000,000

TOTAL ASSETS	$12,376,963	$12,127,961

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$611,805	$542,510
Accrued expenses	254,864	396,486
Loan payable, related party	1,260,434	98,470
Total Current Liabilities	2,127,103	1,037,465

Convertible Note Payable	154,313	164,220

Total Liabilities	2,281,416	1,201,685

Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common Stock, $.001 par value, 2,000,000,000 shares authorized, 807,047,948 and 802,633,333 shares issued and outstanding, respectively	807,048	802,633
Additional paid-in capital	18,927,919	18,079,554
Accumulated deficit	(9,576,247)	(7,970,510)
Foreign currency translation adjustment	(63,173)	14,599
Total Stockholders’ Equity (Deficit)	10,095,547	10,926,276

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,376,963	$12,127,961

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

AUDITED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

	Year Ended March 31, 2023	Year Ended March 31, 2022

REVENUES	$—	$—

OPERATING EXPENSES
Accounting and audit fees	106,893	133,036
Professional fees	363,944	2,432,210
Research and development	46,422	341,286
Legal fees	179,940	38,248
Directors fees and expenses	347,362	82,913
Consulting fees	443,073	3,155,593
Salaries and wages	140,409	194,693
General and administrative expenses	68,938	93,206
TOTAL OPERATING EXPENSES	1,896,981	6,471,134

LOSS FROM OPERATIONS	(1,896,981)	(6,471,134)

OTHER INCOME (EXPENSE)
Miscellaneous sale	—	—
TOTAL OTHER INCOME (EXPENSE)	—	—

PROVISION FOR INCOME TAXES	(154,524)	—

NET LOSS	(1,742,457)	(6,471,134)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	806,332,740	769,967,671

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

AUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JANUARY 7, 2021 (INCEPTION) TO MARCH 31, 2023

	Common stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income ( loss)	Deficit	Total
Balance, January 7, 2021(inception)	100	$136	—	$—	$—	$136
Related party interest forgiven	—	—	1,544	—	—	1,544
Recapitalization on reverse merger	754,279,900	754,144	(1,544)	—	(1,156,343)	(403,743)

Change in foreign currency	—	—	—	(14,023)	—	(14,023)

Net loss for the period ended March 31, 2021	—	—	—	—	(343,033)	(343,033)
Balance, March 31, 2021	754,280,000	$754,280	—	$(14,023)	$(1,499,376)	$(759,119)

Change in foreign currency	—	—	—	28,622	—	28,622
Shares issued for cash	853,333	853	367,804	—	—	368,657
C2 Wellness Acquisition	24,000,000	24,000	11,976,000	—	—	12,000,000
Shares related to S-1 Registration	7,500,000	7,500	2,391,750	—	—	2,399,250
Shares issued for REB Consulting	16,000,000	16,000	3,344,000	—	—	3,360,000
Net loss for the period ended March 31, 2022	—	—	—	—	(6,471,134)	(6,471,134)
Balance, March 31, 2022	802,633,333	$802,633	18,079,554	$14,599)	$(7,970,510)	$10,926,276
Change in foreign currency	—	—	—	(77,772)	—	(77,772)
Shares issued for cash	280,000	280	—	—	136,721	137,001
Shares issued for cash	384,615	385	49,615	—	—	50,0000
Shares issued for services	1,500,000	1,500	319,500	—	—	321,000
Shares issued for services	2,250,000	2,250	479,250	—	—	481,500
Net loss for the period ended March 31, 2023	—	—	—	—	(1,742,457)	(1,742,457)
Balance, March 31, 2023	807,047,948	$807,048	18,927,919	$(63,173)	$(9,576,247)	$10,095,547

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

AUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

	Year Ended March 31, 2023	Year Ended March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,742,457)	$(6,471,134)
Adjustments to reconcile net loss to net cash flows used in operating activities
Shares issued for services	802,500	5,759,250
Deferred tax asset	(189,535)	—
Non cash currency adjustments	136,721	—
Changes in assets and liabilities:
Funds in attorney trust	12,409	(12,409)
Inventory	—	(1,050)
VAT receivable	12,733	(50,686)
Deferred tax asset	12,409	2,500
Accounts payable	69,295	444,131
Accrued liabilities	(141,638)	376,242
Net Cash (Used by)/Provided by Operating Activities	(1,039,792)	44,344

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in intellectual property	(139,799)	—
Net Cash Used by Investing Activities	(139,799)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from share issuance	50,295	368,657
Loan from related parties	1,164,964	(542,545)
Convertible debt issuance	—	164,220
Net Cash Provided by/Used by Financing Activities	1,212,159	(9,669)

Net change in cash	32,689	34,675

Foreign currency change	(87,615)	28,622

Cash and cash equivalents, beginning of period	63,816	519
Cash and cash equivalents, end of period	$8,890	$63,816

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	—
Income taxes paid	$—	—

NON-CASH INVESTING AND FINANCING INFORMATION

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

On January 19, 2021, the Company entered into an Stock Purchase Agreement (the “Agreement”) with ABTI Pharma Limited, a company registered in England and Wales (“ABTI Pharma”), pursuant to which the Company agreed to acquire all of the outstanding shares of capital stock of ABTI Pharma from its shareholders in exchange for 600,000,000 shares of the Company pro rata to the ABTI Pharma shareholders. The shares were issued on January 29, 2021 in anticipation of the closing and the parties to the transaction agreed in a May 24, 2021 amendment to close upon the ABTI Pharma Limited Shares being transferred to the Company, which was to occur upon the filing by the Company of its outstanding December 31, 2020 quarterly report on Form 10-Q, which was filed on May 28, 2021 with the Securities and Exchange Commission. The transaction closed on May 28, 2021.

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

As a consequence the company is now developing cannabinoid, cannabinoid-like, and non-cannabinoid pharmaceutical active pharmaceutical ingredients (APIs), pharmaceutical medicines made from cannabinoids, cannabinoid-like, and non-cannabinoid APIs and will seek European novel food approval of certain ingredients and products .In addition, the company plans to develop such bulk ingredients for supply into the cosmetic sector.

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

ALTEROLA BIOTECH, INC.

NOTES TO THE AUDITED CONSOLIDATEDED FINANCIAL STATEMENTS

MARCH 31, 2023

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Funds in attorney trust account

The company has a fully operational US Dollar ($) and a Sterling bank account in the United Kingdom with HSBC. Amounts due from attorney represents fund held on behalf of the Company in trust by its legal counsel.

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

ALTEROLA BIOTECH, INC.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

We engage in a variety of research and development activities to develop our technologies and work toward development of a saleable product. When it is determined that the research and development products we are creating have reached a point where saleable products are possible, these amounts are capitalized. As of March 31, 2023 and 2022 there are no capitalized research and development costs.

The research and development costs incurred by the company relate to the following:

Licenses for patent and know-how (Nano 4 M)- this relates to the company’s formulation of Active Pharmaceutical Ingredients ( API) for its lead pharmaceutical programs.

The company’s research into production of cannabinoids by biosynthesis (as opposed to botanical production by growing plants) has been carried out by 3rd party contractors. The company has genetically modified an organism to produce cannabinoids by fermentation (similar to methodology used for the production of antibiotics)

Similarly 3rd party contractors have been used to synthesize both novel and natural molecules their pharmaceutical development programs.

Payment of ongoing IP costs associated with the programs listed above.

Other Intangible Assets

We have recorded the assets acquired as part of the C2 Wellness acquisition as indefinite lived Intangible assets. Indefinite life intangible assets recorded are not amortized and, as a result, are assessed for impairment at least annually, using either a qualitative or quantitative process. We performed this annual assessment as of March 31, 2023, noting no factors indicating possible impairment of intangible assets recognized.

ALTEROLA BIOTECH, INC.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2023 and March 31, 2022

	March 31, 2023	March 31, 2022
Audit fees	$15,000	$32,687
Accounting	7,407	26,275
Research and development	9,433	326,080
General and administrative	115,821	—
Legal fees and transfer agent	107,203	11,444
Total Accrued Expenses	$254,864	$396,486

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

ALTEROLA BIOTECH, INC.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

On October 29, 2021, the Company issued 7,500,000 shares of stock in exchange for services provided byEMC2 Capital. The shares were issued at fair value of the date of exchange, or $2,399,250.

During September 2021, the Company received an investment for £100,000 Sterling (or $137,721) in exchange for a subscription for 280,000 shares. On May 2, 2022, the Company issued the 280,000 shares to the investor.

On August 11, 2021, the Company issued 15,000,000 warrants to purchase common stock at $0.64 per share. The warrants were issued with a 5 year term. The warrants exercise price includes a declining scale with the stock price.

As of March 31, 2023, the warrants were exercisable at $0.001 per share and the total potential impact on the financial statements of the exercise of the warrants was approximately $15,000 dollars.

The Company has 807,047,948 and 802,633,333 shares of common stock issued and outstanding as of March 31, 2023 and March 31, 2022, respectively. There are no shares of preferred stock issued and outstanding as of March 31, 2023 and March 31, 2022.

NOTE 5 – NOTES PAYABLE

On August 1, 2022, the Company issued a note payable for 90 days bearing zero interest for the term of the note, for cash received by the Company on June 29, 2022 and July 18, 2022 totaling $75,000. As part of the note the Company committed delivery of 2,250,000 shares to the note holders. The loans totaling $75,000 were repaid in full by December 23, 2022.

NOTE 6 – RELATED PARTY TRANSACTIONS

Alterola leases office space from a director at an independently determined commercial rate

During the period ended March 31, 2023, a shareholder made advances to the company to fund operating expenses in the amount of $1,260,434. These advances are non – interest bearing and have no specified terms of repayment.

NOTE 7 – LIQUIDITY & GOING CONCERN

Alterola has negative working capital of $1,890,623 has incurred losses since inception of $9,576,247, and has not received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company analyzed its operations subsequent to March 31, 2023 to the date these financial statements were issued, and determined it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being March 31, 2023. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2023 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2023, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending March 31, 2024: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers.

Name	Age	Positions and Offices Held
Timothy Rogers	60	Chairman, CFO and Director
David Hitchcock	60	Chief Executive Officer and Director
Colin Stott	57	Chief Operating Officer and Director
Dominic Schiller	59	Chief Intellectual Property Officer and Director
Hunter Land	39	Director
Daniel Reshef	72	Director
Ning Qu	55	Director
Terry Rafih	66	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Timothy Paul Rogers - Chairman – CFO - Director - Age 60

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

Mr. Rogers earned diplomas including Business Studies from Birkenhead Technical College, and Animation at the Fisher School of English in Paris, France.

David Hitchcock – CEO – Director - Age 60

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

David has lectured at The Royal College of Defence Studies and the Master of Finance Course at the Judge Business School, Cambridge University. He is a Trustee of several educational and military charities.

Dominic Schiller – Director – IP Counsel Age 59

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

Colin Stott – Chief Operating Officer and Director - Age 57

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

Hunter Land –- Director - Age 39

Hunter Land has over 19 years of R&D expertise across 15 different indications, as well as 10 years of cannabinoid-focused research. As an expert in the field of cannabinoid science, he has developed a pipeline of discovery work on over 20 novel cannabinoids and terpenes. Previously, Hunter acted as the Sr. Scientific Director, Director of Cannabinoid Research, and scientific spokesperson at Canopy Growth Corporation. Most notably, Hunter co-established R&D for GW Pharmaceuticals within the US, where he authored multiple protocols in refractory epilepsy (Dravet Syndrome and Lennox-Gastaut Syndrome), Multiple Sclerosis, pain, and led the clinical development of Epidiolex® (FDA approved prescription CBD). Hunter acts as the Sr. Scientific Advisor for the National Hockey League Alumni Association in conjunction with NEEKA Brain Health, a board member of Veterinary Cannabis Society, and lectures at the University of Wisconsin. He has been a featured speaker at over 50 scientific conferences, a named inventor on 6 patent applications, and has over 20 publications.

 Dr. Daniel Reshef - Director – Age 72

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

Prof. Dr. Ning Qu – Age 55

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

Terry Rafih– Director - Age 66

Terry Rafih has been Chief Executive Officer at Bright Green Corp. (“BGC”) since September 2022 and the Chairman of BGC’s Board since October 2019, and previously served as BGC’s Interim Chief Executive Officer from June 2022 to September 2022. Since January 1989, Mr. Rafih has been the Owner and Chief Executive Officer of Rafih Automotive Group, one of Canada’s largest networks of auto dealerships. Mr. Rafih has decades of business experience and has managed mergers and acquisitions representing several billion dollars in aggregate value. Mr. Rafih received a B.S. in business administration from the University of Windsor. Mr. Rafih brings over 30 years of executive leadership experience to the Board. Mr. Rafih’s insights are critical to Board discussions.

Aside from that provided above, Mr. Rafih is not a director of any public companies. We believe Mr. Rafih is qualified to serve on our Board of Directors because of his prior service as a board member and officer over public companies with years of experience and involvement with public company acquisitions

Term of Office

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director David Hitchcock, at the address at our address indicated in this Form 10-K.

Code of Ethics

We have not adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial officer, or controller, or persons performing similar functions.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the periods ended March 31, 2023 and 2022.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy Rogers Chairman and CFO	2023 2022	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
David Hitchcock Chief Executive Officer	2023 2022	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Colin Stott Chief Operating Officer	2023 2022	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Dominic Schiller Chief IP Officer	2023 2022	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Hunter Land Former Vice President of Translational Research	2023 2022	0 156,753	0 0	481,500 0	0 0	0 0	0 0	$54,702 0	481,500 0
Seamus McAuley, Former officer	2023 2022	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative to Summery Compensation Table

We have not compensated our executive officers through the date of this Form 10-K, and which will include for the year ended March 31, 2023. We expect to enter into employment agreements with executive officers for their services at some point in fiscal year ended 2024.

On May 4, 2022, we issued 2,250,000 shares of our common stock to our director, Mr. Michael Hunter Land, pursuant to his employment agreement dated October 18, 2021 and board decision to award him shares for his performance.

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards at fiscal year-end.

Director Compensation

We did not pay our directors for their services to us in for the year ended March 31, 2023.

On June 14, 2023, the following Directors were issued the following amounts of ABTI common stock as payment for their services as Directors.

Mr. Dewi David Hitchcock (4,000,000 shares)

Partner Investments B.V. (beneficial owner = Dr. Ning Qu) (2,000,000 shares)

Dr. Daniel Reshef (2,000,000 shares)

Dr. Michael Hunter Land (1,000,000 shares)

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 28, 2023, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership [1]	% of Common Stock [2]
Timothy Rogers(3)	Common Stock	112,746,006 shares	13.9%
David Hitchcock(4)	Common Stock	4,000,000 shares	Less than 1%
Dominic Schiller(5)	Common Stock	112,746,006 shares	13.9%
Daniel Reshef	Common Stock	6,400,000 shares	Less than 1%
Ning Qu(7)	Common Stock	32,000,000 shares	3.7%
Colin Stott (8)	Common Stock	112,746,006 shares	13.9%
Hunter Land	Common Stock	3,250,000 shares	Less than 1%
Terry Rafih	Common Stock	-	-
Officers and Directors as a Group (8 persons)	Common Stock	383,888,018	47.56%
5% SHAREHOLDERS
Bright Green Corporation 1033 George Hanosh Blvd. Grants, NM, 87020, USA	Common Stock	201,761,982 shares	25%

1.	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
2.	The percentage shown is based on denominator of 807,047,948 shares of common stock issued and outstanding for the company as of June 28, 2023.
3.	All shares are held in Long Eight Limited, as Nominee for TPR Global Ltd in which Mr. Rogers who have voting and investment control over TPR Global Ltd.
4.	All shares are held by Dewi John Hitchcock, in his own name.
5.	All shares are held in Equipped 4 Holdings Ltd, in which Mr. Schiller has voting and investment control over the shares.
6.	All shares are held in Partner Investments B.V. in which Mr. Qu has voting and investment control over the shares.
7.	All shares are held in Phytotherapeutix Holdings Ltd in which Mr. Stott has voting and investment control over the shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

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

The Company leases office space from Equipped 4 Properties Limited at an independently determined commercial rate.

During the period ended March 31, 2023, Phytotherapeutix Holdings Limited, TPR Global Limited, Equipped 4 Holdings Ltd and Equipped 4 IP Limited, and Opes Medical Holdings Limited and Colin Stott’s Tim Roger’s and Dominic Schiller’s Directors Loan Accounts made advances to the company to fund operating expenses in the amount of $1,260,434. These advances are non – interest bearing and have no specified terms of repayment.

Director Independence

Under Nasdaq listing standards, an “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Dr. Hunter Land, Dr. Ning Qu, Dr. Daniel Reshef and Mr. Terry Rafih are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s financial statements for periods ended:

Financial Statements for the Year Ended March 31	Audit Services	Audit Related Fees		Tax Fees	Other Fees
2022	$41,000		$5,000	$0	$0
2023	$61,435	$		$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

Number	Exhibit Description
2.1	Stock Transfer Agreement, dated January 19, 2021 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 16, 2021 and incorporated herein by reference).
2.2	Amendment to Stock Transfer Agreement, dated May 24, 2021 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 25, 2021 and incorporated herein by reference).
2.3	Asset Purchase Agreement, dated November 9, 2021 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on December 3, 2021 and incorporated herein by reference).
3.1	Articles of Incorporation, dated July 16, 2008 (filed as Exhibit 3.1 to the Form S-1 filed with the SEC on December 12, 2008 and incorporated herein by reference).
3.2	Certificate of Amendment, dated October 26, 2020 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 28, 2020 and incorporated herein by reference).
3.3	Certificate of Designation (filed as Exhibit 3.4 to the Annual Report on Form 10-KT filed with the SEC on June 9, 2021 and incorporated herein by reference).
3.4	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 28, 2020 and incorporated herein by reference).
4.1	Common Stock Purchase Warrant, dated August 11, 2021 (filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 19, 2021 and incorporated herein by reference).
4.2	Convertible Promissory Note, dated June 8, 2021 (filed as Exhibit 4.1 to the Annual Report on Form 10-KT filed with the SEC on June 9, 2021 and incorporated herein by reference).
10.1	Common Stock Purchase Agreement, dated August 11, 2021 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 19, 2021 and incorporated herein by reference).
10.2	Registration Rights Agreement, dated August 11, 2021 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 19, 2021 and incorporated herein by reference).
10.3	Employment Agreement, dated March 28, 2021 (filed as Exhibit 10.1 to the Annual Report on Form 10-KT filed with the SEC on June 9, 2021 and incorporated herein by reference).
99.1	Audit and Compliance Committee Charter (filed as Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on October 5, 2021
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

 Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the United Kingdom on July 10, 2023.

Alterola Biotech, Inc.

By: /s/ Timothy Rogers

Timothy Rogers

Chairman, Principal Financial Officer, Principal Accounting Officer and Director

By: /s/ David Hitchcock

David Hitchcock

Chief Executive Officer, Principal Executive Officer and Director

By: /s/ Colin Stott

Colin Stott

Chief Operating Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Timothy Rogers
Timothy Rogers
Chairman, CFO, Principal Financial Officer, Principal Accounting Officer and Director,
Date: July 10, 2023

By: /s/ David Hitchcock
David Hitchcock
Chief Executive Officer, Principal Executive Officer and Director
Date: July 10, 2023

By: /s/ Colin Stott
Colin Stott
Chief Operating Officer and Director
Date: July 10, 2023

By: /s/ Dominic Schiller
Dominic Schiller
Director	Date: July 10, 2023

By: /s/ Michael Hunter Land
Michael Hunter Land
VP and Director	Date: July 10, 2023

By: /s/ Daniel Reshef
Daniel Reshef
Director	Date: July 10, 2023

By: /s/ Ning Qu
Ning Qu
Director	Date: July 10, 2023

By: /s/ Terry Rafih
Terry Rafih
Director	Date: July 10, 2023

