Form 10-Q
period 2023-06-30
ALTEROLA BIOTECH INC.
filed 2023-08-15
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 807,047,948 shares as of August 11, 2023.

1

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2023 (unaudited) and March 31, 2023;

F-2	Consolidated Statements of Operations for the three months ended June 30, 2023 and 2022 (unaudited);

F-3	Consolidated Statement of Stockholders’ Deficit for the period from inception to June 30, 2023 (unaudited);

F-4	Consolidated Statements of Cash Flow for the three months ended June 30, 2023 and 2022 (unaudited);

F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2023 are not necessarily indicative of the results that can be expected for the full year.

3

ALTEROLA BIOTECH, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 AND MARCH 31, 2023

	June 30, 2023	March 31, 2023
ASSETS		(audited)
Current Assets
Bank	$36,545	$8,890
VAT receivable	—	37,593
Deferred tax asset	193,653	189,355
Inventories	1,009	986

Total current assets	231,207	237,184

Intangible assets	12,461,852	12,139,779

TOTAL ASSETS	$12,693,059	$12,376,963

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$677,988	$611,805
Accrued expenses	283,132	254,864
Loan payable, related party	1,372,947	1,260,434
Total Current Liabilities	2,334,067	2,127,103

Convertible Note Payable	—	154,313

Total Liabilities	2,334,067	2,281,416

Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common Stock, $.001 par value, 2,000,000,000 shares authorized, 807,047,948 and 807,047,948 shares issued and outstanding, respectively	807,048	807,048
Additional paid-in capital	19,856,930	18,929,919
Accumulated deficit	(10,295,080)	(9,576,247)
Foreign currency translation adjustment	(9,906)	(63,173)
Total Stockholders’ Equity (Deficit)	10,358,992	10,095,563

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,693,059	$12,376,963

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

	Three months ended June 30, 2023	Three months ended June 30, 2022

REVENUES	—	—

OPERATING EXPENSES
Accounting and audit fees	48,938	34,917
Professional fees	5,290	2,396
Research and development	—	18,472
Legal fees	—	2,611
Directors fees and expenses	171,000	496,788
Consulting fees	317,741	127,419
Salaries and wages	35,939	97,428
General and administrative expenses	1,762	32,658
TOTAL OPERATING EXPENSES	580,670	812,689

LOSS FROM OPERATIONS	(580,670)	(812,689)

OTHER INCOME (EXPENSE)
Gain (loss) on conversion of note	(138,163)	—
TOTAL OTHER INCOME (EXPENSE)	(138,163)	—

PROVISION FOR INCOME TAXES	—	—

NET LOSS	(718,833)	(812,689)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	807,047,948	802,633,333

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 7, 2021 (INCEPTION) TO JUNE 30, 2023

	Common stock
	Shares	Amount	Additional paid in capital	Stock Subscriptions	Accumulated other comprehensive income ( loss)	Deficit	Total
Balance, March 31, 2022	802,633,333	$802,633	$17,942,833	$136,721	$14,599	$(7,833,790)	$11,062,996
Change in foreign currency	—	—	—	—	175,074	—	175,074
Shares issued for cash	384,615	385	49,615	—	—	—	50,000
Shares issued for subscription of cash	280,000	280	136,721	(136,721)	—	—	280
Shares issued for services	1,500,000	1,500	319,500	—	—	—	321,000
Shares issued to director	2,250,000	2,250	479,250	—	—	—	481,500
Net loss for the period ended June 30, 2022	—	—	—	—	—	(812,689)	(812,689)
Balance, June 30, 2022	807,047,948	$807,048	$18,927,919	$—	$189,673	$(8,646,479)	$11,278,161

	Common Stock		Treasury Shares
	$0.001 Par Value		$0.001 Par Value
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Subscription	OCI	Accumulated (Deficit)	Total Stockholders' Equity (deficit)
Balance, March 31, 2023	807,047,948	$807,048	—	$—	18,927,919	$—	$(63,173)	$(9,576,247)	$10,095,563
Shares reclaimed into Treasury shares	(44,064,000)	(44,064)	44,064,000	$44,064	—	—	—	—	—
Shares issued for settlement of debt	476,000	476	(476,000)	(476)	157,339				157,339
Shares issued for exercise of warrants	13,500,000	13,500	(13,500,000)	(13,500)	—	—	—	—	—
Shares issued for acquisition of Alinova Biosciences	5,000,000	5,000	(5,000,000)	(5,000)	295,000	—	—	—	295,000
Shares issued for services	16,088,000	16,088	(16,088,000)	(16,088)	305,672	—	—	—	305,672
Shares issued for services - Directors	9,000,000	9,000	(9,000,000)	(9,000)	171,000	—	—	—	171,000
Change in foreign currency	—	—	—	—	—	—	53,267	—	53,267
Net loss for the period	—	—	—	—	—	—	—	(718,833)	(718,833)
Balance, June 30, 2023	807,047,948	807,048	—	—	19,856,930	—	(9,906)	(10,295,080)	10,358,992

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(718,833)	$(812,689)
Adjustments to reconcile net loss to net cash flows used in operating activities
Non cash currency adjustments
Stock issued for outside services	371,760	321,000
Stock issued to directors	180,000	481,500
Stock issued for exercise of warrants	13,500	—
Changes in assets and liabilities:
Funds in attorney trust	—	12,409
Inventory	—	81
VAT receivable	65,198	37,867
Prepaid expenses	—	(250,090)
Deferred tax asset	(4,298)	(44,030)
Accounts payable	38,938	27,999
Accrued liabilities	28,268	9,832
Net Cash Used by Operating Activities	(75,467)	(216,121)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of patent production rights	(18,900)	—
Net Cash Used by Investing Activities	(18,900)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related parties	112,513	1,100
Shares issued for cash	—	50,000
Shares issued for stock subscription	—	280
Acquisition of treasury shares	(44,064)	—
Net Cash Provided by Financing Activities	68,449	51,380

Net change in cash	(25,918)	(164,741)

Foreign currency change	53,573	162,469

Cash and cash equivalents, beginning of period	8,890	63,814
Cash and cash equivalents, end of period	$36,545	$61,542

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	—
Income taxes paid	$—	—

NON-CASH INVESTING AND FINANCING INFORMATION
Shares issued for services	$321,760	321,000
Shares issued to directors	$180,000	481,500
Shares issued for asset acquisition	$300,000	—
Shares issued for exercise of warrants	$13,500	—
Shares issued for conversion of notes payable	$157,815	—

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of July 05, 2023 we acquired intellectual property from Alinova Biosciences Ltd. We acquired Alinova’s joint interest in the patent family PTX P0001. We paid total upfront costs of £35,000 Sterling in cash and 5,000,000 shares of ABTI stock.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United State of America (GAAP accounting) and include the accounts of Alterola and its wholly owned subsidiaries ABTI Pharma, Phytotherapeutix Ltd, Ferven Ltd. . All material intercompany transactions and balances have been eliminated.

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

JUNE 30, 2023

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

JUNE 30, 2023

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

We engage in a variety of research and development activities to develop our technologies and work toward development of a saleable product. When it is determined that the research and development products we are creating have reached a point where saleable products are possible, these amounts are capitalized. As of June 30, 2023 and March 31 ,2023 there are no capitalized research and development costs.

The research and development costs incurred by the company relate to the following:

•	Licenses for patent and know-how ( Nano 4 M)- this relates to the company’s formulation of Active Pharmaceutical Ingredients ( API) for its lead pharmaceutical programs.
•	Protein Technologies Ltd – this relates to the company’s research into production of cannabinoids by biosynthesis ( as opposed to botanical production by growing plants). The company has genetically modified an organism to produce cannabinoids by fermentation ( similar to methodology used for the production of antibiotics)
•	Apex Molecular Ltd.- the company has a number of pharmaceutical development programs using both novel and natural molecules. The Company employs third party chemistry/ contract ,manufacturing companies such as Apex Molecular Ltd. to synthesize and purify these compounds for their pharmaceutical development programs.
•	Acquisition of intellectual property from Alinova Biosciences Ltd.
•	Continued patent prosecution and internationalization of company intellectual property.
•	Staff costs and consultancy costs relating to R & D.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2023 and March 31, 2023

	June 30, 2023	March 31,2023
Audit fees	$5,500	$15,000
Accounting	—	7,407
Research and development	13,433	9,433
General and administrative	156,996	115,821
Legal fees and transfer agent	107,203	107,203
Total Accrued Expenses	$283,132	$254,864

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

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

NOTE 4 – CAPITAL STOCK (CONTINUED)

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

On June 6, 2023, the Company reclaimed 44,064,000 shares into Treasury

On June 13, 2023, we issued 13,500,000 shares of common stock to EMC2 Capital LLC following the cashless exercise of their 15,000,000 Warrants issued in August 2021.

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

The Company has 807,047,948 and 807,047,948 shares of common stock issued and outstanding as of June 30, 2023 and March 31, 2023, respectively. There are no shares of preferred stock issued and outstanding as of June 30, 2023 and March 31, 2023.

On June 30, 2023, the Company issued 476,000 shares of common stock in settlement of a convertible promissory note payable in the amount of $157,815. The conversion of the note payable into shares resulted in a loss on conversion of $138,639 which has been recorded on statement of operations for the period ended June 30, 2023.

NOTE 5 – NOTES PAYABLE

On August 1, 2022, the Company issued a note payable for 90 days bearing zero interest for the term of the note, for cash received by the Company on June 29, 2022 and July 18, 2022 totaling $75,000. As part of the note the Company committed delivery of 2,250,000 shares to the note holders. The loans totaling $75,000 were repaid in full by December 23, 2022.

NOTE 6 – RELATED PARTY TRANSACTIONS

Alterola neither owns nor leases any real or personal property. Alterola leases office space from a director at an independently determined commercial rate. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

During the period ended June 30, 2023, a number of shareholders made advances to the company to fund operating expenses in the amount of $1,372,947. These advances are non – interest bearing and have no specified terms of repayment.

NOTE 7 – LIQUIDITY & GOING CONCERN

Alterola has negative working capital of $2,102,860, has incurred losses since inception of $10,295,080, and has not received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company analyzed its operations subsequent to June 30, 2023 to the date these financial statements were issued, and determined it does not have any material subsequent events to disclose in these financial statements.

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

These shareholder affiliates, through their respective companies, have committed to enter into loan agreements with our company to provide up to $4,000,000 USD of working capital, subject to the terms and conditions of the signed SPA dated October 03, 2022 being fulfilled.

At present, the Company remains in discussions with Bright Green Corporation with regard to a potential acquisition of Alterola (as per the previously signed LOI dated August 25, 2022 and SPA dated October, 03 2022)..

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

At present, the Company remainsin discussions with Bright Green Corporation with regard to a potential acquisition of Alterola (as per the previously signed LOI dated August 25, 2022 and SPA dated October, 03 2022)..

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

Results of Operations for the Three and Nine Months Ended June 30, 2023 and 2022

We have generated no revenues since inception and we do not anticipate earning revenue until such time that we are able to market and sell our ingredients and / or products / medicines.

We incurred operating expenses of $580,670 for the three months ended June 30, 2023, as compared with $812,689 for the same period ended 2022.

Our operating expenses for the three months ended June 30, 2023 were mainly the result of $48,938 in accounting and audit fees, $35,939 in salaries and wages,$317,741 in consulting fees and $171,000 in directors fees. By contrast, our operating expenses for the three months ended June 30, 2022 were mainly the result of $97,428 in salaries and wage, $34,917 in accounting and audit fees, $32,658 in general and administrative expenses, $18,472 in research and development, $496,788 in director fees and expenses and $127,419 in consulting fees.

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

We had other expenses of $138,163 for the three months ended June 30, 2023, as a result of the loss on the conversion of a note, as compared with $0 in other expenses for the same period ended June 30, 2022.

We recorded a net loss of $718,833 for the three months ended June 30, 2023, as compared with $812,689 for the same period ended 2022.

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

Liquidity and Capital Resources

As of June 30, 2023, we had $231,207 in current assets, consisting mostly of a deferred tax credit, and current liabilities of $2,310,167. We had a working capital deficit of $2,078,960 as of June 30, 2023, compared with a working capital deficit of $1,889,920as of March 31, 2023.

We used cash for operating activities of $75,467 for the three months ended June 30, 2023, as compared with cash used of $216,121 for the same period ended 2022. Our negative operating cash flow for the 2023 and 2022 periods was mainly the result of a net loss offset by shares issued for services and asset acquisitions and net changes in operating assets and liabilities.

Cash used in investing activities was $18,900 for the three months ended June 30, 2023 as compared to zero for the three months ended June 30, 2022. The increase in cash used in investing was related to the acquisition of patent production rights from Alinova Biosciences, Ltd.

Financing activities provided $68,449 for the three months ended June 30, 2023, as a result of related party notes offset by treasury shares acquired during the period. Financing activities provided $51,380 for the three months ended June 30, 2022, as a result of related party notes and cash received for stock issued.

As part of the SPA, executed on October 03, 2022, the shareholder affiliates, through their respective companies, have committed to enter into loan agreements with our company to provide up to $4,000,000 USD of working capital, subject to the terms and conditions of the SPA dated October 2022 being fulfilled.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next 12 months. We intend to fund operations through short-term or long-term debt and/or equity financing arrangements, however this may be insufficient to fund expenditures or other cash requirements. Depending upon the outcome of our ongoing discussions with Bright Green, we may have sufficient cash if acquired. Without it, we plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of June 30, 2023, we had no off-balance sheet arrangements.

Going Concern

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have negative working capital of $2,102,860as of June 30, 2023, and have incurred losses since inception of $10,295,080. We expect to incur further losses in the development of our business and have been dependent on funding operations from inception. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. At present, the Company remains in discussions with Bright Green Corporation with regard to a potential acquisition of Alterola (as per the previously signed LOI dated August 25, 2022 and SPA dated October, 03 2022)..   However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:  Risk Factors

Please see the Risk Factors contained in our Annual Report on Form 10-K filed with the SEC on July 10, 2023, which are incorporated herein by reference.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterola Biotech, Inc.

Date:	August 15, 2023

By: /s/ David Hitchcock David Hitchcock Title: Chief Executive Officer (Principal Executive Officer) and Director

Date:	August 15, 2023

By: /s/ Timothy Rogers Timothy Rogers Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Chairman, and Director

