Form 10-Q
period 2023-09-30
ALTEROLA BIOTECH INC.
filed 2023-11-21
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,365,531,951 shares as of November 11, 2023.

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2023 (unaudited) and March 31, 2023;

F-2	Consolidated Statements of Operations for the three and six months ended September 30, 2023 and 2022 (unaudited);

F-3	Consolidated Statement of Stockholders’ Deficit for the six months ended to September 30, 2023 and 2022 (unaudited);

F-4	Consolidated Statements of Cash Flow for the six months ended September 30, 2023 and 2022 (unaudited);

F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2023 are not necessarily indicative of the results that can be expected for the full year.

3

ALTEROLA BIOTECH, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND MARCH 31, 2023

	September 30, 2023	March 31, 2023
ASSETS		(audited)
Current Assets
Bank	$9,102	$8,890
VAT receivable	—	37,593
Deferred tax asset	187,131	189,355
Inventories	975	986

TOTAL CURRENT ASSETS	197,208	237,184

Intangible assets	300,000	12,139,779

TOTAL ASSETS	$497,208	$12,376,963

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$722,124	$611,805
Accrued expenses	246,370	254,864
Loan payable, related party	1,550,737	1,260,434
Total Current Liabilities	2,519,231	2,127,103

Convertible Note Payable	—	154,313

Total Liabilities	2,519,231	2,281,416

Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common Stock, $.001 par value, 2,000,000,000 shares authorized, 778,031,955 and 807,047,948 shares issued and outstanding, respectively	778,032	807,048
Treasury stock, 29,015,993 and 0 shares held, respectively	29,016	—
Additional paid-in capital	7,581,442	18,927,919
Accumulated deficit	(10,431,134)	(9,576,247)
Foreign currency translation adjustment	20,621	(63,173)
Total Stockholders’ Equity (Deficit)	(2,022,023)	10,095,547

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)	$497,208	$12,376,963

See accompanying notes to the unaudited consolidated financial statements.

ALTEROLA BIOTECH, INC.

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Three months ended September 30, 2023	Three months ended September 30, 2022	Six months ended September 30, 2023	Six months ended September 30, 2022

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
Accounting and audit fees	23,162	32,898	72,100	67,815
Professional fees	1,895	111,614	7,185	114,010
Research and development	—	22,614		41,086
Legal fees	—	5,418	12,899	8,029
Directors fees and expenses	25,000	21,852	196,000	518,640
Consulting fees	15,937	155,674	333,678	283,094
Salaries and wages	33,519	96,448	69,458	193,876
General and administrative expenses	23,644	24,163	25,404	56,821
TOTAL OPERATING EXPENSES	$123,155	$470,682	$716,724	$1,283,371

LOSS FROM OPERATIONS	(123,155)	(470,682)	(716,724)	(1,283,371)

OTHER INCOME (EXPENSE)
Interest expense	—	(38)	—	(38)
Gain (loss) on conversion of note	—	—	(138,163)	—
TOTAL OTHER INCOME (EXPENSE)	(123,155)	(38)	(138,163)	(38)

PROVISION FOR INCOME TAXES	—	95,469	—	95,469

NET LOSS	(123,155)	(375,252)	(854,887)	(1,187,941)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	800,109,341	807,047,948	801,824,998	806,332,740

See accompanying notes to the unaudited consolidated financial statements.

ALTEROLA BIOTECH, INC.

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS PERIOD ENDED SEPTEMBER 30, 2023

	Common stock		Treasury Shares stock
	Shares	Amount	Shares	Amount	Additional paid in capital	Stock Subscriptions	Accumulated other comprehensive income ( loss)	Deficit	Total

Balance, March 31, 2022	802,633,333	$802,633	—	—	17,942,833	$136,721	$14,599	$(7,833,790)	$11,062,996
Change in foreign currency	—	—	—	—	—	—	17,423	—	17,423
Shares issued for cash	280,000	280	—	—	—	—	—	—	280
Shares issued for cash	384,615	385	—	—	49,615	—	—	—	50,000
Shares issued for subscription of cash	—	—	—	—	136,721	(136,721)	—	—	—
Shares issued for services	1,500,000	1,500	—	—	319,500	—	—	—	321,000
Shares issued for services	2,250,000	2,250	—	—	479,250	—	—	—	481,500
Net loss for the period ended September 30, 2022	—	—	—	—	—	—	—	(1,187,941)	(1,187,941)
Balance, September 30, 2022	807,047,948	$807,048	—	—	18,927,919	—	$32,021	$(9,021,731)	$10,745,258

Balance, March 31, 2023	807,047,948	$807,048	—	—	18,927,919	$—	$(63,173)	$(9,576,247)	$10,095,547
Change in foreign currency	—	—	—	—	—	—	83,794	—	83,794
Shares reclaimed into treasury shares	(44,064,000)	(44,064)	44,064,000	44,064	—	—	—	—	—
Shares issued for warrants	13,500,000	13,500	(13,500,000)	(13,500)	—	—	—	—	—
Shares issued for acquisition of Alinova Resources	5,000,000	5,000	(5,000,000)	(5,000)	161,863	—	—	—	161,863
Shares issued for services	16,088,000	16,088	(16,088,000)	(16,088)	305,672	—	—	—	305,672
Shares issued for services- directors	9,000,000	9,000	(9,000,000)	(9,000)	171,000	—	—	—	171,000
Shares issued for settlement of debt	476,000	476	(476,000)	(476)	14,988	—	—	—	14,988
Shares reclaimed from asset acquisition cancellation	(24,000,000)	(24,000)	24,000,000	24,000	(12,000,000)	—	—	—	(12,000,000)
Additional shares reclaimed from asset acquisition cancellation	(5,015,996)	(5,016)	5,015,993	5,016	—	—	—	—	—
Net loss for the period ended September 30, 2023	—	—	—	—	—	—	—	(854,887)	(854,887)
Balance, September 30, 2023	778,031,955	$778,032	29,015,993	$29,016	7,581,442	$—	$20,621	$(10,431,134)	$(2,022,023)

See accompanying notes to the unaudited consolidated financial statements.

ALTEROLA BIOTECH, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Six Months Ended September 30, 2023	Six Months Ended September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(854,887)	$(1,187,941)
Adjustments to reconcile net loss to net cash flows used in operating activities
Non cash currency adjustments
Stock for services	321,760	802,500
Stock to directors	180,000	—
Shares issued for warrants	13,500	—
Treasury shares received	—	—
Stock subscriptions delivered	—	136,721
Changes in assets and liabilities:		—
Funds in attorney trust	—	12,409
Inventory	—	—
VAT receivable	37,953	14,882
Deferred tax asset	2,224	(131,917)
Accounts payable	110,319	24,533
Accrued liabilities	(8,494)	(34,400)
Net Cash Used by Operating Activities	(197,625)	(363,213)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	35,000	—
Net Cash Used by Investing Activities	35,000	—

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of common shares for cash	(44,064)	50,280
Treasury shares received	(170,709)	—
Loan from related parties	290,303	246,667
Net Cash Provided by Financing Activities	75,530	296,947

Net change in cash	(87,095)	(66,266)

Foreign currency change	87,307	17,579

Cash and cash equivalents, beginning of period	8,890	63,816
Cash and cash equivalents, end of period	$9,102	$15,130

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING INFORMATION
Shares issued for Services	$321,760	$802,500
Shares issued for Stock subscription	$—	$136,721
Shares issued for asset acquisition	$300,000	$—
Shares issued for conversion of notes payable	$157,815	$—
Shares received for cancellation of asset agreement	$12,000,000	$—

See accompanying notes to the unaudited consolidated financial statements.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Upon completion of the transaction, the business plan of the company changed and was no longer focused on a chewing gum delivery system. The company re-focused its activities on the development of cannabinoid, cannabinoid-like, and non-cannabinoid pharmaceutical active pharmaceutical ingredients (APIs), pharmaceutical medicines made from cannabinoid, cannabinoid-like, and non-cannabinoid APIs and European novel food approval of cannabinoid-based, cannabinoid-like and non-cannabinoid ingredients and products. In addition, the company plans to develop such bulk ingredients for supply into the cosmetic sector.

On January 19, 2021, the Company entered into a Stock Purchase Agreement (the “Agreement”) with ABTI Pharma Limited, a company registered in England and Wales (“ABTI Pharma”), pursuant to which the Company agreed to acquire all of the outstanding shares of capital stock of ABTI Pharma from its shareholders in exchange for 600,000,000 shares of the Company pro rata to the ABTI Pharma shareholders. The shares were issued on January 29, 2021 in anticipation of the closing and the parties to the transaction agreed in a March 24, 2021 amendment to close upon the ABTI Pharma Limited Shares being transferred to the Company, which was to occur upon the filing by the Company of its outstanding December 31, 2020 quarterly report on Form 10-Q, which was filed on May 28, 2021 with the Securities and Exchange Commission. The transaction closed on May 28, 2021.

The transaction was accounted for as a reverse acquisition and recapitalization. ABTI Pharma was the acquirer for accounting purposes and the Company was the issuer. The historical financial statements presented are the financial statements of ABTI. The Agreement was treated as a recapitalization and not as a business combination; at the date of the acquisition, the net liabilities of the legal acquirer, Alterola, were $389,721.

On December 2, 2021, the Company closed an Asset Purchase Agreement (the “Purchase Agreement”) with C2 Wellness Corp., a Wyoming corporation, and Dr. G. Sridhar Prasad (together, the “Seller”) and acquired certain IP assets (the “Assets”) from Seller, which include:

•	Novel cannabinoid molecules and their associated intellectual property;
•	Novel cannabinoid pro-drugs, and their associated intellectual property;
•	Novel proprietary cannabinoid formulations, designed to target lymphatic delivery, and their associated intellectual property;
•	Novel proprietary nano-encapsulated cannabinoid formulations, in self-dissolving polymers, and their associated intellectual property; and
•	Cannabinoids and cannabinoid pro-drug formulations for topical ocular delivery, and their associated intellectual property.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATEDEDFINANCIAL STATEMENTS

SEPTEMBER 30, 2023

NOTE 1 – NATURE OF BUSINESS (CONTINUED)

In exchange for the Assets, the Company issued to Seller shares of common stock. On September 8, 2023, the Company and Seller entered into an Agreement to Return Assets and the shares, such that the Company transferred the Assets back to the Seller and the Seller paid 29,015,993 shares of ABTI common stock to the Company.

As of July 5, 2023, we acquired intellectual property from Alinova Biosciences Ltd. We acquired Alinova’s joint interest in the patent family of PTX 0001. We paid 35,000 Sterling in cash and 5,000,000 shares of ABTI stock.

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

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATEDEDFINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Foreign Currency Translation

The financial statements are presented in US Dollars. Transactions with foreign subsidiaries where US dollars are not the functional currency will be recorded in accordance with Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830 Foreign Currency Transaction. According to Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income (loss) in accordance with ASC Topic 220, Comprehensive Income. Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations and comprehensive income (loss)

Revenue Recognition

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. As of and for the year ended March 31, 2023, the financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

We engage in a variety of research and development activities to develop our technologies and work toward development of a saleable product. When it is determined that the research and development products we are creating have reached a point where saleable products are possible, these amounts are capitalized. As of September 30, 2023 and March 31 ,2023 there are no capitalized research and development costs.

The research and development costs incurred by the company relate to the following:

•	Licenses for patent and know-how (Nano 4 M)- this relates to the company’s formulation of Active Pharmaceutical Ingredients ( API) for its lead pharmaceutical programs.
•	Protein Technologies /Bright Bio/Equipped 4 – this relates to the company’s research into production of cannabinoids by biosynthesis (as opposed to botanical production by growing plants). The company has genetically modified an organism to produce cannabinoids by fermentation (similar to methodology used for the production of antibiotics)
•	Apex Molecular Ltd.- the company has a number of pharmaceutical development programs using both novel and natural molecules. The Company employs third party chemistry/ contract, manufacturing companies such as Apex Molecular Ltd. to synthesize and purify these compounds for their pharmaceutical development programs.
•	Acquisition of intellectual property from Alinova Biosciences Ltd.
•	Continued patent prosecution and internationalization of company intellectual property.
•	Staff costs and consultancy costs related to R&D.

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

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2023 and March 31, 2023

	September 30, 2023	March 31,2023
Audit fees	$5,500	$15,000
Accounting	7,955	7,407
Research and development	9,433	9,433
General and administrative	106,847	115,821
Legal fees and transfer agent	116,635	107,203
Total Accrued Expenses	$246,370	$254,864

NOTE 4 – CAPITAL STOCK

The Company has 2,000,000,000 shares of $.001 par value common stock authorized and 10,000,000 shares of $.001 par value preferred stock authorized.

During September 2021, the Company received an investment for £100,000 Sterling (or $137,627) in exchange for a subscription for 280,000 shares. On May 2, 2022, the Company issued the 280,000 shares to the investor. On May 4, 2022, the Company issued 2,250,000 shares to a director as part of the employment contract at $0.214 per share, or $481,500. On August 1, 2022, the Company entered into agreements for a total of $75,000 US Dollars. A total of 2,250,000 shares were issued to note holders in connection with these loan agreements. See Note 5. These loans were repaid in full by December 23, 2022.

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

As of September 30, 2023, the warrants were exercisable at $0.001 per share and the total potential impact on the financial statements of the exercise of the warrants was approximately $15,000.

On October 29, 2021, the Company issued 7,500,000 shares of stock in exchange for services provided by EMC2 Capital. The shares were issued at fair value of the date of exchange, or $2,399,250. As pursuant to the asset purchase agreement dated November 9, 2021, the Company acquired certain intellectual property rights of C2 Wellness Corp. In exchanges for the assets acquired, the Company issued 24,000,000 shares of common stock valued at $0.50 per share. The intellectual property rights acquired are recorded as intangible assets as of December 31, 2021 for $12,000,000. These assets were disposed of in an agreement dated September 8, 2023 in exchange of 29,015,993 ABTI shares being returned to Treasury.

On or about March 3, 2022, the Company issued 16,000,000 shares of stock for services under a consulting agreement. The shares were issued at fair value the date of the exchange, or $3,360,000.

On June 6, 2023, the Company reclaimed 44,064,000 shares into Treasury.

On June 13, 2023, we issued 13,500,000 shares of common stock to EMC2 Capital LLC following the cashless exercise of their 15,000,000 Warrants issued in August 2021.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

NOTE 4 – CAPITAL STOCK (CONTINUED)

On June 13, 2023, we issued 476,000 shares of common stock to Alison Rose Burgess as settlement of a £125,000 Sterling loan under the terms and conditions of the loan dated 21 September 2021.

On June 13, 2023, we issued 5,000,000 shares of common stock to Alinova Biosciences Ltd as part payment of consideration for the acquisition of intellectual property.

On June 13, 2023, we issued 5,999,900 shares of common stock to Long Eight Limited as part payment of consideration for services received by Green Ocean Administration Limited.

On June 13, 2023, we issued 10,088,100 shares of common stock to Warren Law Group to be held in escrow as potential part payment for services received from Bridgeway Capital Partners LLC, Bridgeway Capital Partners II LLC and Entoro Securities LLC.

On June 14, 2023, we issued 9,000,000 shares of common stock to our Directors as payment for their services as Directors.

Finally, on September 8, 2023, the Company entered into an Agreement to Return Assets and Shares with C2 Wellness Corp. As part of the agreement, the company received 29,015,993 shares of ABTI stock and returned all assets related to the acquisition, resulting in a write-off of $12,000,000 in intangibles.

The Company had 778,031,955  and 807,047,948 shares of common stock issued and outstanding as of September 30, 2023 and March 31, 2023, respectively. There are no shares of preferred stock issued and outstanding as of September 30, 2023 and March 31, 2023.

NOTE 5 – NOTES PAYABLE

On August 1, 2022, the Company issued a note payable for 90 days bearing zero interest for the term of the note, for cash received by the Company on June 29, 2022 and July 18, 2022 totaling $75,000. As part of the note the Company committed delivery of 2,250,000 shares to the noteholders. The loans totaling $75,000 were repaid in full by December 23, 2022.

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

During the period ended September 30, 2023, a shareholder made advances to the company to fund operating expenses in the amount of $1,550,737. These advances are non – interest bearing and have no specified terms of repayment.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

NOTE 7 – LIQUIDITY & GOING CONCERN

Alterola has negative working capital of $2,322,023, has an accumulated deficit of $10,431,134, and has not received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company analyzed its operations subsequent to September 30, 2023 to the date these financial statements were issued, and determined it does not have any material subsequent events to disclose in these financial statements, except as noted below.

On October 16, 2023, TPR Global Limited, Equipped 4 Holdings Limited and Phytotherapeutix Holdings Ltd converted a total of $2.35m USD of debt in Alterola Biotech Inc. (the “Company”) into common shares at a price of $0.004 per share.

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

A Share Purchase Agreement was executed on October 3, 2022 and the Purchase Price was divided equally among the following shareholder companies for their shares, controlled by affiliates of our company namely: Phyotherapeutix Holdings Ltd (Colin Stott), Equipped4 Holdings Limited (Dominic Schiller) and TPR Global Limited (Timothy Rogers). These shareholder affiliates, through their respective companies, have committed to enter into loan agreements with our company to provide up to $4,000,000 USD of working capital, subject to the terms and conditions of the signed SPA dated October 03, 2022 being fulfilled. To date, these shareholder affiliates have only received a total of $2,350,000 USD. In accordance with the terms of the loan agreements, the shareholder affiliates had the right to call in the loans from the maturity date (June 03, 2023).

The non-binding option has expired for Bright Green to acquire our company and the parties have not been able to reach a new agreement. As a result, we are no longer in discussions with Bright Green for a potential acquisition, and Mr. Rahif, brought on as a board member for the transaction, has departed the company.

Additionally, as a result of the recent sale of the assets and intellectual property back to C2 Wellness Corp. on September 8, 2023, C2 Wellness Corp. has now regained the following assets and intellectual property:

▪	Novel cannabinoid molecules and their associated intellectual property;
▪	Novel cannabinoid pro-drugs, and their associated intellectual property;
▪	Novel proprietary cannabinoid formulations, designed to target lymphatic delivery, and their associated intellectual property;
▪	Novel proprietary nano-encapsulated cannabinoid formulations, in self dissolving polymers, and their associated intellectual property; and
▪	Cannabinoids and cannabinoid pro-drug formulations for topical ocular delivery, and their associated intellectual property.

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

Results of Operations for the Three and Six Months Ended September 30, 2023 and 2022

We have generated no revenues since inception and we do not anticipate earning revenue until such time that we are able to market and sell our ingredients and / or products / medicines.

We incurred operating expenses of $123,155 for the three months ended September 30, 2023, as compared with $470,682 for the same period ended 2022. We incurred operating expenses of $716,724 for the six months ended September 30, 2023, as compared with $1,283,371 for the same period ended 2022.

Our operating expenses for the six months ended September 30, 2023 decreased over the same period in 2022 mainly as a result of less spent on director fees and professional fees. Our director fees and expenses were $196,000 and our professional fees were $7,185 for the six months ended September 30, 2023, as compared with $518,640 in director fees and $114,010 in professional fees for the six months ended September 30, 2022.

We also had no expenses for research and development for the six months ended September 30, 2023, with $41,086 in research and development for the six months ended September 30, 2022.

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

We recorded a net loss of $123,155 for the three months ended September 30, 2023, as compared with $375,252 for the same period ended 2022. We recorded a net loss of $854,887 for the six months ended September 30, 2023, as compared with $1,187,941 for the same period ended 2022.

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

Liquidity and Capital Resources

As of September 30, 2023, we had $197,208 in current assets, consisting mostly of a deferred tax credit, and current liabilities of $2,519,231. We had a working capital deficit of $2,322,023 as of September 30, 2023, compared with a working capital deficit of $1,889,920 as of March 31, 2023.

We used cash for operating activities of $197,625 for the six months ended September 30, 2023, as compared with cash used of $363,213 for the same period ended 2022. Our negative operating cash flow the six months ended September 30, 2023 was mainly the result of a net loss, offset by shares issued for services, to directors and others. Our negative operating cash flow the six months ended September 30, 2022 was mainly the result of a net loss, offset by shares issued for services and stock subscriptions delivered.

We used $35,000 in cash for investing activities for the six months ended September 30, 2023, as compared with no cash used for the same period ended 2022., as a result of intellectual property acquired from Alinova Biosciences Ltd.

Financing activities provided $75,530 for the six months ended September 30, 2023, as a result of related party notes.

Financing activities provided $296,947 for the six months ended September 30, 2022, as a result of related party notes.

As part of the SPA, executed on October 03, 2022, the shareholder affiliates, through their respective companies, have committed to enter into loan agreements with our company to provide up to $4,000,000 USD of working capital. To date, these shareholder affiliates have only received a total of $2,350,000 USD. In accordance with the terms of the loan agreements, the shareholder affiliates had the right to call in the loans from the maturity date (June 03, 2023).

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

Off Balance Sheet Arrangements

As of September 30, 2023, we had no off-balance sheet arrangements.

Going Concern

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have negative working capital of $2,322,023 as of September 30, 2023, and have an accumulated deficit of $10,431,134. We expect to incur further losses in the development of our business and have been dependent on funding operations from inception. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of internal controls over financial reporting. On October 2023, the company appointed a new Chief Financial Officer. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending March 31, 2024: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

Aside from above, there were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On September 8, 2023, the Company entered into an Agreement to Return Assets and Shares with C2 Wellness Corp. As part of the agreement, the company received 29,015,996 shares of ABTI stock and returned all assets related to the acquisition, resulting in a write-off of $12,000,000 in intangibles.

On October 16, 2023, TPR Global Limited, Equipped 4 Holdings Limited and Phytotherapeutix Holdings Ltd converted a total of $2.35m USD of debt in the Company into common shares at a price of $0.004 per share.

The issuance of the shares is exempt from registration in reliance upon Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

On October 10, 2023 Mr. Tim Rogers resigned as Chief Financial Officer and Mr. David Hitchcock resigned as company Secretary. On the same day, Mr. Nathan Thompson was appointed as Chief Financial Officer and Secretary. At present, we do not have a compensation arrangement with Mr. Thompson.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterola Biotech, Inc.

Date:	November 21, 2023

By: /s/ David Hitchcock David Hitchcock Title: Chief Executive Officer (Principal Executive Officer) and Director

Date:	November 21, 2023

By: /s/ Nathan Thompson Nathan Thompson Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), and Director

