Form 10-Q
period 2023-12-31
ALTEROLA BIOTECH INC.
filed 2024-02-20
CIK 1442999

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2023

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,382,662,952 shares as of February 18, 2023.

1

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of December 31, 2023 (unaudited) and March 31, 2023;

F-2	Consolidated Statements of Operations for the three and nine months ended December 31, 2023 and 2022 (unaudited);

F-3	Consolidated Statement of Stockholders’ Deficit for the nine months ended to December 31, 2023 and 2022 (unaudited);

F-4	Consolidated Statements of Cash Flow for the nine months ended December 31, 2023 and 2022 (unaudited);

F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2023 are not necessarily indicative of the results that can be expected for the full year.

3

ALTEROLA BIOTECH, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND MARCH 31, 2023

	December 31, 2023	March 31, 2023
		(audited)
ASSETS
Current Assets
Bank	$2,574	$8,890
VAT receivable	—	37,953
Deferred tax asset	—	189,355
Inventories	1,015	986

Total Current Assets	3,589	237,184

Intangible assets	—	12,139,779

TOTAL ASSETS	$3,589	$12,376,963

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$803,841	$611,805
Accrued expenses	310,522	254,864
Loan payable, related party	244,061	1,260,434
Total Current Liabilities	1,358,424	2,127,103

Convertible Note Payable	—	154,313

Total Liabilities	1,358,424	2,281,416

Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common Stock, $.001 par value, 2,000,000,000 shares authorized, 1,382,662,952 and 807,047,948 shares issued and outstanding, respectively	1,382,663	807,048
Treasury stock, 29,015,993 and 0 shares held, respectively	29,016	—
Additional paid-in capital	9,663,971	18,927,919
Accumulated deficit	(12,441,456)	(9,576,247)
Foreign currency translation adjustment	10,971	(63,173)
Total Stockholders’ Equity (Deficit)	(1,354,835)	10,095,547

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,589	$12,376,963

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

	Three months ended December 31, 2023	Three months ended December 31, 2022	Nine months ended December 31, 2023	Nine months ended December 31, 2022

REVENUES	—	—	—	—

OPERATING EXPENSES
Accounting and audit fees	27,882	19,001	99,982	86,816
Professional fees	273,659	249,183	280,844	363,193
Research and development	2,880	—	2,880	41,086
Legal fees	60,939	166,699	73,838	174,728
Directors fees and expenses	31,575	27,931	227,575	546,571
Consulting fees	661,421	198,335	995,099	481,429
Salaries and wages	26,857	(92,638)	96,315	101,238
General and administrative expenses	23,734	(27,890)	49,138	28,931
TOTAL OPERATING EXPENSES	1,108,947	540,621	1,825,671	1,823,992

LOSS FROM OPERATIONS	(1,108,947)	(540,621)	(1,825,671)	(1,823,992)

OTHER INCOME (EXPENSE)
Income tax expense for valuation allowance on deferred tax asset	(194,800)	—	(194,800)	—
Loss on impairment of intangible assets	(300,000)	—	(300,000)	—
Gain (loss) on conversion of note	(406,575)	—	(544,738)	—
TOTAL OTHER INCOME (EXPENSE)	(901,375)	—	(1,039,538)	—

PROVISION FOR INCOME TAXES	—	(5,832)	—	101,301

NET LOSS	(2,010,322)	(534,789)	(2,865,209)	(1,722,691)

Foreign exchange translation gain (loss)	(9,650)	25,730	74,144	43,152
Comprehensive loss	(2,019,972)	(509,059)	(2,791,065)	(1,679,539)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	1,265,220,104	807,047,948	948,110,596	806,766,837

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM MARCH 31, 2022 TO DECEMBER 31, 2023

	Common stock		Treasury Shares stock
	Shares	Amount	Shares	Amount	Additional paid in capital	Stock Subscription	Accumulated other comprehensive income ( loss)	Accumulated Deficit	Stockholders’ Equity (deficit)
Balance, March 31, 2022	802,633,333	$802,633	—	—	17,942,833	$136,721	$14,599	$(7,833,790)	$11,062,996
Change in foreign currency	—	—	—	—	—	—	43,152	—	43,152
Shares issued for cash	280,000	280	—	—	136,721	(136,721)	—	—	280
Shares issued for cash	384,615	385	—	—	49,615	—	—	—	50,000
Shares issued for services	1,500,000	1,500	—	—	319,500	—	—	—	321,000
Shares issued for services	2,250,000	2,250	—	—	479,250	—	—	—	481,500
Net loss for the period ended December 31, 2022	—	—	—	—	—	—	—	(1,722,691)	(1,722,691)
Balance, December 31, 2022	807,047,948	$807,048	—	—	18,927,919	—	$57,751	$(9,556,481)	$10,236,237

Balance, March 31, 2023	807,047,948	$807,048	—	—	18,927,919	$—	$(63,173)	$(9,576,247)	$10,095,547
Foreign currency translation	—	—	—	—	—	—	74,144	—	74,144
Shares reclaimed into treasury shares	(44,064,000)	(44,064)	44,064,000	44,064	—	—	—	—	—
Shares issued for warrants	13,500,000	13,500	(13,500,000)	(13,500)	—	—	—	—	—
Shares issued for acquisition of Alinova Resources	5,000,000	5,000	(5,000,000)	(5,000)	295,000	—	—	—	295,000
Shares issued for services	16,088,000	16,088	(16,088,000)	(16,088)	305,672	—	—	—	305,672
Shares issued for services- directors	9,000,000	9,000	(9,000,000)	(9,000)	171,000	—	—	—	171,000
Shares issued for settlement of debt	476,000	476	(476,000)	(476)	157,339	—	—	—	157,339
Shares reclaimed from asset sale	(24,000,000)	(24,000)	24,000,000	24,000	(12,000,000)	—	—	—	(12,000,000)
Additional shares reclaimed from asset sale	(5,015,993)	(5,016)	5,015,993	5,016	—	—	—	—	—
Shares issued for conversion of debt	587,499,996	587,500	—	—	1,762,500	—	—	—	2,350,000
Shares issued for outside services	8,360,306	8,360	—	—	21,737	—	—	—	30,097
Shares issued for services – internal	8,770,695	8,771	—	—	22,804	—	—	—	31,575
Net loss for the period ended December 31, 2023	—	—	—	—	—	—	—	(2,865,209)	(2,865,209)
Balance, December 31, 2023	1,382,662,952	$1,382,663	29,015,996	29,016	9,663,971	—	$10,971	$(12,441,456)	$(1,354,835)

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2023

AND 2022

	Nine Months Ended December 31, 2023	Nine Months Ended December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,865,209)	$(1,722,691)
Adjustments to reconcile net loss to net cash flows used in operating activities
Non cash currency adjustments	—	—
Stock for services	—	802,500
Stock to directors	—	—
Income tax expense for valuation allowance on deferred tax asset	189,355	—
Impairment of intangibles	439,779	—
Shares issued for warrants	—	—
Stock subscriptions delivered	—	136,721
Changes in assets and liabilities:
Funds in attorney trust	—	12,409
Inventory	—	—
VAT receivable	66,637	15,308
Deferred tax asset	—	(142,850)
Accounts payable	740,284	126,162
Accrued liabilities	55,658	(384,057)
Net Cash Used by Operating Activities	(1,373,496)	(1,156,498)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	—	(18,147)
Net Cash (Used) Provided by Investing Activities	—	(18,147)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of common shares for cash	(44,064)	50,280
Shares issued for conversion of debt to equity	544,738	—
Loan from related parties	788,889	1,043,125
Net Cash Provided by Financing Activities	1,289,563	1,093,405

Net change in cash	(83,933)	(81,240)

Effect of exchange rate adjustments on cash	77,617	30,240

Cash and cash equivalents, beginning of period	8,890	63,816
Cash and cash equivalents, end of period	$2,574	$12,816

NON-CASH INVESTING AND FINANCING INFORMATION
Shares issued for services	$335,769	$802,500
Shares issued to directors	$202,575	$—
Shares issued for asset acquisition	$295,000	$—
Shares issued for exercise of warrants	$13,500	$—
Shares issued for conversion of notes payable	$2,507,339	$—

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 1 – NATURE OF BUSINESS, LIQUIDITY & GOING CONCERN

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

On January 19, 2021, the Company entered into an Stock Purchase Agreement (the “Agreement”) with ABTI Pharma Limited, a company registered in England and Wales (“ABTI Pharma”), pursuant to which the Company agreed to acquire all of the outstanding shares of capital stock of ABTI Pharma from its shareholders in exchange for 600,000,000 shares of the Company pro rata to the ABTI Pharma shareholders. The shares were issued on January 29, 2021 in anticipation of the closing and the parties to the transaction agreed in a March 24, 2021 amendment to close upon the ABTI Pharma Limited Shares being transferred to the Company, which was to occur upon the filing by the Company of its outstanding September 30, 2020 quarterly report on Form 10-Q, which was filed on May 28, 2021 with the Securities and Exchange Commission. The transaction closed on May 28, 2021.

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

The business plan of the company isl no longer focused on a chewing gum delivery system but was re-focused on the development of cannabinoid, cannabinoid-like, and non-cannabinoid pharmaceutical active pharmaceutical ingredients (APIs), pharmaceutical medicines made from cannabinoid, cannabinoid-like, and non-cannabinoid APIs and European novel food approval of cannabinoid-based, cannabinoid-like and non-cannabinoid ingredients and products .In addition, the company plans to develop such bulk ingredients for supply into the cosmetic sector.

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

In exchange for the Assets, the Company issued to Seller shares of common stock. On September 8, 2023, the Company and Seller entered into an Agreement to sell the assets, such that the Company sold the assets back to the Seller and the Seller paid 29,015,993 shares of ABTI common stock to the Company. The assets were sold to the Seller in September 2023.

As of July 5, 2023, we acquired intellectual property from Alinova Biosciences Ltd. We acquired Alinova’s joint interest in the patent family of PTX 0001. We paid 35,000 Sterling in cash and 5,000,000 shares of ABTI Stock.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

LIQUIDITY & GOING CONCERN

Alterola has negative working capital of $1,160,035, has incurred losses since inception of $11,946,656, and has not received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). They include the accounts of Alterola and its wholly owned subsidiaries ABTI Pharma, Phytotherapeutix Ltd and Ferven Ltd.. All material intercompany transactions and balances have been eliminated.

These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended March 31, 2023. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of December 31, 2023, and the results of its operations and cash flows for the three and nine months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending March 31, 2024.

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

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Revenue Recognition

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. As of and for the year ended December 31, 2022, the financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

We engage in a variety of research and development activities to develop our technologies and work toward development of a saleable product. When it is determined that the research and development products we are creating have reached a point where saleable products are possible, these amounts are capitalized. As of December 31, 2023 and March 31 ,2023 there are no capitalized research and development costs.

The research and development costs incurred by the company relate to the following:

•	Licenses for patent and know-how ( Nano 4 M) - this relates to the company’s formulation of Active Pharmaceutical Ingredients ( API) for its lead pharmaceutical programs.
•	Protein Technologies Ltd – this relates to the company’s research into production of cannabinoids by biosynthesis (as opposed to botanical production by growing plants). The company has genetically modified an organism to produce cannabinoids by fermentation ( similar to methodology used for the production of antibiotics)
•	Apex Molecular Ltd.- the company has a number of pharmaceutical development programs using both novel and natural molecules. The Company employs third party chemistry / contract, manufacturing companies such as Apex Molecular Ltd. to synthesize and purify these compounds for their pharmaceutical development programs.
•	Acquisition of intellectual property from Alinova Biosciences Ltd.
•	Continued patent prosecution and internationalization of company intellectual property.
•	Staff costs and consultancy costs relating to R & D.

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

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2023 and March 31, 2023

	December 31, 2023	March 31,2023
Audit fees	$—	$15,000
Accounting	7,407	7,407
Research and development	9,433	9,433
General and administrative	106,014	115,821
Legal fees and transfer agent	187,668	107,203
Total Accrued Expenses	$310,522	$254,864

NOTE 4 – CAPITAL STOCK

The Company has 2,000,000,000 shares of $0.001 par value common stock authorized and 10,000,000 shares of $0.001 par value preferred stock authorized.

On August 11, 2021, the Company issued 15,000,000 warrants to purchase common stock at $0.64 per share. The warrants were issued with a 5 year term.  The warrants exercise price includes a declining scale with the stock price. As of December 31, 2022, the warrants were exercisable at $0.001 per share and the total potential impact on the financial statements of the exercise of the warrants was approximately $1 million dollars. The warrants were exercised on June 13, 2023 (see below). The total potential impact on the financial statements of the exercise of the warrants was approximately $13,500.

During September 2021, the Company received an investment for £100,000 Sterling (or $136,721) in exchange for a subscription for 280,000 shares. On May 2, 2022, the Company issued the 280,000 shares to the investor

On October 29, 2021, the Company issued 7,500,000 shares of stock in exchange for services provided byEMC2 Capital. The shares were issued at fair value of the date of exchange, or $2,399,250.

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

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 4 – CAPITAL STOCK (CONTINUED)

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

On September 8, 2023, the Company entered into an Agreement to Return Assets and Shares with C2 Wellness Corp. As part of the agreement, the company received 29,015,993 shares of ABTI stock (24,000,000 shares originally issued and 5,015,996 shares additionally issued) and sold all assets related to the acquisition, resulting in a write-off of $12,000,000 in intangibles.

On October 16, 2023, the Company issued 587,499,996 shares in exchange of forgiveness of debt of approximately $2.35 million outstanding. The exchange resulted in a loss on exchange of $406,575.

On December 21, 2023, the Company issued 17,131,001 shares in exchange for services provided for the company for the period ended December 31, 2023, valued at $61,672 at the date of issuance.

The Company has 1,382,662,952 and 807,047,948 shares of common stock issued and outstanding as of December 31, 2023 and March 31, 2023, respectively. There are no shares of preferred stock issued and outstanding as of December 31, 2023 and March 31, 2023.   The Company had 807,047,948 and 802,913,333 shares of common stock issued and outstanding as of December 31, 2022 and March 31, 2022, respectively. There are no shares of preferred stock issued and outstanding as of December 31, 2022 and March 31, 2022.

NOTE 5 – NOTES PAYABLE

On August 1, 2022, the Company issued a note payable for 90 days bearing zero interest for the term of the note, for cash received by the Company on June 29, 2022 and July 18, 2022 totaling $75,000. As part of the note the Company committed delivery of 2,250,000 shares to the note holders. The loans totaling $75,000 were repaid in full by December 23, 2022.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 6 – RELATED PARTY TRANSACTIONS

Alterola neither owns nor leases any real or personal property. An officer has provided office space as an arms length transaction with rental at commercial rates. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

During the period ended December 31, 2023, a shareholder made advances to the company to fund operating expenses in the amount of $244,061. These advances are non – interest bearing and have no specified terms of repayment.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company analyzed its operations subsequent to December 31, 2023 to the date these financial statements were issued, and determined it does not have any material subsequent events to disclose in these financial statements, except as noted below.

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

Results of Operations for the Three and Nine Months Ended December 31, 2023 and 2022

We have generated no revenues since inception and we do not anticipate earning revenue until such time that we are able to market and sell our ingredients and / or products / medicines.

We incurred operating expenses of $1,108,947 for the three months ended December 31, 2023, as compared with $540,621 for the same period ended 2022. We incurred operating expenses of $1,825,671 for the nine months ended December 31, 2023, as compared with $1,823,992 for the same period ended 2022.

Our operating expenses for the nine months ended December 31, 2023 increased over the same period in 2022 mainly as a result of more spent on consulting fees and accounting and audit fees. Our operating expenses for the nine months ended December 31, 2023 were mainly the result of $995,099 in consulting fees, $273,659 in professional fees, $227,575 in director fees and expenses, $99,982 in accounting and audit fees, and $96,315 in salaries and wages. Our operating expenses for the nine months ended December 31, 2022 were mainly the result of $546,571 in directors fees and expenses, $481,429 in consulting fees, $363,193 in professional fees, $101,238 in salaries and wages, $86,816 in accounting and audit fees and $41,086 in research and development.

We had other expenses of $406,575 and $544,738 for the three and nine months ended December 31, 2023, respectively, for losses on the conversion of a note, with no other expense for the same periods ended December 31, 2022.

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

We recorded a net loss of $1,515,522 for the three months ended December 31, 2023, as compared with $534,789 for the same period ended 2022. We recorded a net loss of $2,370,409 for the nine months ended December 31, 2023, as compared with $1,722,691 for the same period ended 2022.

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

Liquidity and Capital Resources

As of December 31, 2023, we had $198,389 in current assets, consisting mostly of a deferred tax credit, and current liabilities of $1,358,424. We had a working capital deficit of $1,160,035 as of December 31, 2023, compared with a working capital deficit of $2,322,023 as of September 30, 2023.

We used cash for operating activities of $1,513,275 for the nine months ended December 31, 2023, as compared with cash used of $1,156,498 for the same period ended 2022. Our negative operating cash flow the nine months ended December 31, 2023 was mainly the result of a net loss, offset mainly by shares issued for services, to directors and others. Our negative operating cash flow for 2022 was mainly the result of a net loss, net changes in operating assets and liabilities and deferred tax credit offset by shares issued for services.

We used $0 in cash for investing activities for the nine months ended December 31, 2023, as compared with $18,147 in cash provided  for the same period ended 2022.

Financing activities provided $1,289,563 for the nine months ended December 31, 2023, mainly as a result of shares issued for conversion of debt to equity and loan from related parties. Financing activities provided $1,093,405 for the nine months ended December 31, 2022, as a result of related party notes.

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

Off Balance Sheet Arrangements

As of December 31, 2023, we had no off-balance sheet arrangements.

Going Concern

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have negative working capital of $1,160,035 as of December 31, 2023, and have an accumulated deficit of $11,946,656. We expect to incur further losses in the development of our business and have been dependent on funding operations from inception. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of internal controls over financial reporting. In October 2023, the company appointed a new Chief Financial Officer. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending March 31, 2024: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

Aside from above, there were no changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On September 8, 2023, the Company entered into an Agreement to sell assets to with C2 Wellness Corp. As part of the agreement, the company received 29,015,996 shares of ABTI stock and sold all assets related to the acquisition, resulting in a write-off of $12,000,000 in intangibles.

On October 16, 2023, TPR Global Limited, Equipped 4 Holdings Limited and Phytotherapeutix Holdings Ltd converted a total of $2.35m USD of debt in the Company into common shares at a price of $0.004 per share.

The issuance of the shares is exempt from registration in reliance upon Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

On October 10, 2023, Mr. Tim Rogers resigned as Chief Financial Officer and Mr. David Hitchcock resigned as company Secretary. On the same day, Mr. Nathan Thompson was appointed as Chief Financial Officer and Secretary. At present, we do not have a compensation arrangement with Mr. Thompson.

On October 13, 2023, we revised the Audit Committee membership, with Mr. Hunter Land appointed to serve on the audit committee of the company. The committee is now comprised of Ning Qu as Chairperson and Mr. Land, both independent directors of ther company.

On October 16, 2023, Terry Raif was removed from the Board of Directors by shareholder vote.

On October 20, 2023, the company dismissed Gries and Associtaes as the company’s independent auditor and appointed GreenGrowth CPAs as the company’s independent auditor.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterola Biotech, Inc.

Date:	February 20, 2024

By: /s/ David Hitchcock David Hitchcock Title: Chief Executive Officer (Principal Executive Officer) and Director

Date:	February 20, 2024

By: /s/ Nathan Thompson Nathan Thompson Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), and Director

