Form 10-Q/A
period 2023-12-31
ALTEROLA BIOTECH INC.
filed 2024-02-21
CIK 1442999

FORM 10-Q/A

Amendment No. 1

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

 Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the registrant's Quarterly Report on Form 10-Q for the quarterly period ending December 31, 2023, as filed with the Securities and Exchange Commission by the registrant on February 20, 2024 (the “Original 10-Q”). This Amendment is filed to include the XBRL Interactive Data File presentation and exhibits not included in the Original Filing. No other items are being amended except as described in this Explanatory Note and this Amendment does not reflect any events occurring after the filing of the Original 10-Q.

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

3

ALTEROLA BIOTECH, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND MARCH 31, 2023

	December 31, 2023	March 31, 2023
		(audited)
ASSETS
Current Assets
Bank	$2,574	$8,890
VAT receivable	—	37,953
Deferred tax asset	—	189,355
Inventories	1,015	986

Total Current Assets	3,589	237,184

Intangible assets	—	12,139,779

TOTAL ASSETS	$3,589	$12,376,963

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$803,841	$611,805
Accrued expenses	310,522	254,864
Loan payable, related party	244,061	1,260,434
Total Current Liabilities	1,358,424	2,127,103

Convertible Note Payable	—	154,313

Total Liabilities	1,358,424	2,281,416

Stockholders’ Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common Stock, $0.001 par value, 2,000,000,000 shares authorized, 1,382,662,952 and 807,047,948 shares issued and outstanding, respectively	1,382,663	807,048
Treasury stock, 29,015,993 and 0 shares held, respectively	29,016	—
Additional paid-in capital	9,663,971	18,927,919
Accumulated deficit	(12,441,456)	(9,576,247)
Foreign currency translation adjustment	10,971	(63,173)
Total Stockholders’ Equity (Deficit)	(1,354,835)	10,095,547

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,589	$12,376,963

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

