Form 10-K
period 2024-03-31
ALTEROLA BIOTECH INC.
filed 2024-07-18
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2024

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
$252,884.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1,467,475,452 shares as of June 28, 2024.

1

PART I

Item 1. Business

Our Business

Our goal is to provide better medicines for patients around the world. We believe in harnessing the therapeutic potential of cannabinoids and cannabinoid- like compounds, which can be developed into valuable treatments for seriously ill patients. Rather than just focusing on one method of identifying, researching and developing such medicines, we are interested in developing new medicines from all sources including botanical, traditional chemical synthesis and biosynthetic methodologies.

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

As of April 18, 2023, we acquired intellectual property from Alinova Biosciences Ltd. We acquired Alinova’s joint interest in the patent family of PTX 0001. We paid 35,000 Sterling in cash and 5,000,000 shares of ABTI Stock.

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

Again, this sector is and will likely remain competitive in territories where it is legal to develop and sell such products. Further it is also possible to develop cannabinoid-containing ingredients in the cosmetics sector.

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

Through an asset purchase from Alinova Biosciences Ltd, the Company acquired Alinova’s interests pertaining to the patent family of PTX 0001.

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

In the same way that there is no guarantee that any medicines developed by Alterola will be approved in the USA, there is similarly no guarantee that any of Alterola’s medicines will be approved in Europe.

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

For the year ended March 31, 2024, COVID-19 has not had any material impact on our operations, supply chain, liquidity or capital resources. However, we may face risks related to health epidemics and/or pandemics and/or other outbreaks of communicable diseases, which could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of the world as a whole. For example, the outbreak of COVID-19, which began in China, has been declared by the World Health Organization to be a “pandemic,” has spread across the globe, including the United States of America. A health epidemic or pandemic or other outbreak of communicable diseases, such as the current COVID-19 pandemic, poses the risk that we, or potential business partners may be disrupted or prevented from conducting business activities for certain periods of time, the durations of which are uncertain, and may otherwise experience significant impairments of business activities, including due to, among other things, operational shutdowns or suspensions that may be requested or mandated by national or local governmental authorities or self-imposed by us, our users or other business partners. For example, due to COVID-19, we have been unable to travel across the relevant jurisdictions pertaining to our business and foresee this as an ongoing issue. While it is not possible at this time to estimate the full impact that COVID-19 could have on our business, potential users or other potential business partners, the continued spread of COVID-19, the measures taken by the local and federal government, actions taken to protect employees, and the impact of the pandemic on various business activities could adversely affect our results of operations and financial condition.

 Risks Relating to Our Financial Condition

There are doubts about our ability to continue as a going concern.

We have generated no revenue and have an accumulated deficit of $12,406,419 through March 31, 2024. These factors raise substantial doubt about our ability to continue as a going concern.

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

Our officers and directors presently beneficially own approximately 66% of our common stock. Additionally, our officers and directors are able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors, the approval of significant corporate transactions, and any change of control of our company. They could prevent transactions, which would be in the best interests of the other shareholders. Our officers, directors and affiliates’ interests may not necessarily be in the best interests of the shareholders in general.

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

Our Company has an outstanding material weakness related to its internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2024 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2024, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending March 31, 2025: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

 Remediation of Material Weakness

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees. We use an outsourced controller to provide the controls for accounting and financial reporting. On October 10, 2023, we hired Mr. Nathan Thompson as our Chief Financial Officer.

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

Our growth depends upon market growth, our ability to enhance our existing products, and our ability to introduce new products on a timely basis. We intend to continue to address the need to develop new products and enhance existing products through potential acquisitions of other companies, product lines, technologies, and personnel, , by a transaction that may involve the acquisition of our company by companies looking to enhance their value. Acquisitions involve numerous risks, including the following:

•	Difficulties in integrating the operations, systems, technologies, products, and personnel of the acquired companies, particularly companies with large and widespread operations and/or complex products;

•	Diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions;

•	Potential difficulties in completing projects associated with in-process research and development intangibles;

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	Initial dependence on unfamiliar supply chains;

•	Insufficient revenue to offset increased expenses associated with acquisitions; and

•	The potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans.

Acquisitions may also cause us to:

•	Issue common stock that would dilute our current shareholders’ percentage ownership;

•	Use a substantial portion of our cash resources or incur debt;

•	Significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition;

•	Assume liabilities;

•	Record goodwill and nonamortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges;

•	Incur amortization expenses related to certain intangible assets;

•	Incur tax expenses related to the effect of acquisitions on our intercompany research and development cost sharing arrangement and legal structure;

•	Incur large and immediate write-offs and restructuring and other related expenses; and

•	Become subject to intellectual property or other litigation.

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

Our failure to be able to enter Research and Development (R & D) Collaboration Agreements or Joint Venture (JV) Agreements for some or all of our pipeline drug candidates could harm our plan of operations

As mentioned above, the cost of drug development and manufacturing is high. In order to help fund the development of some of our ingredients and pipeline drug candidates, the company may wish to enter into Research and Development Collaboration Agreements or Joint Venture Agreements with other (big) pharmaceutical or biotechnology companies to help research and develop some of its assets and for those companies pay for some or all of the associated R & D costs. The aim of such Collaboration or JV agreements would be to offset some of the company’s R & D costs. Depending upon the outcome of such R & D or JV Agreements, it may lead to the opportunity to out license one or more of the assets investigated under the Collaboration Agreement to the same other (big) pharmaceutical or biotechnology company who may be our R &D Collaboration / JV partner. If successful, this may generate funds for the company which may take the form of up-front payments and / or milestone payments and / or royalties. Such decisions will be taken on a case-by-case basis, as the opportunity arises or is required.

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

Item 1B. Unresolved Staff Comments

This information is not required for smaller reporting companies.

Item 1C. Cybersecurity

We rely on our information technology to operate our business. As such, we have policies and processes designed to protect our information technology systems, some of which are managed by third parties, and resolve issues in a timely manner in the event of a cybersecurity threat or incident.

We have designed our business applications and hosting services to minimize the impact that cybersecurity incidents could have on our business and have identified back-up systems where appropriate. We seek to further mitigate cybersecurity risks through a combination of monitoring and detection activities, use of anti-malware applications, employee training, quality audits and communication and reporting structures, among other processes. We engage a third-party consultant to assist us with our cybersecurity risk management framework, including the monitoring and detection of cybersecurity threats and responding to any cybersecurity threats or incidents. Our third-party consultant team is managed by our Chief Financial Officer who reports to the audit committee or board, as appropriate.

As of March 31, 2024, we have not identified any indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

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

Holders of Our Common Stock

Currently, we have approximately 139 holders of record of our common stock.

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

On December 21, 2023, we issued 8,360,306 shares as payment for services under a consultancy agreement at a price of $0.0036 per share.

On December 21, 2023, we issued 8,770,695 shares to Guy Webber as payment in lieu of payment of three months’ salary under his employment agreement at a price of $0.0036 per share.

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

We did not issue any securities under any equity compensation plan as of March 31, 2024.

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

Termination of Relationship with Bright Green Corporation

On August 26, 2022, we entered into a letter of intent (the “LOI”) dated August 25, 2022 with Bright Green Corporation (“Bright Green”), a Delaware corporation, with a binding provision for Bright Green to acquire a 25% interest (the “Share Purchase”) in our company from existing shareholders in exchange for $4,000,000 (the “Purchase Price”). The LOI also had a non-binding option for Bright Green to acquire all of our outstanding capital stock. A Share Purchase Agreement was executed on October 3, 2022 and the Purchase Price for 25% of the company stock, sold by three affiliate shareholders was $4m US dollars. However, the shareholder affiliates only ever received a total of $2,350,000 USD of the 4,000,000 USD of stock sold. The non-binding option has expired for Bright Green to acquire our company and the parties were not able to reach a new agreement. As a result, we terminated discussions with Bright Green for a potential acquisition, and Mr. Rafih departed the Board of Directors on October 16, 2023. On March 12, 2024, our company, Bright Green and the selling shareholders reached an agreement for Bright Green Corporation to return 83,226,814 shares of our common stock to the three shareholders (Equipped4 Holdings Limited (“Equipped”), Phytotherapeutix Holdings Ltd. (“Phyto”), and TPR Global Limited (“TPR”)) who had initially sold the shares to Bright Green. This was in exchange for settlement of the $1,650,000 remaining balance for the shares as per the Share Purchase Agreement between the parties executed on October 03, 2022. Equipped, Phyto, and TPR each had returned to them approximately 27,742,271 shares of Alterola common stock. The shares were transferred back on June 3, 2024 and, as a result of this agreement, Bright Green is no longer a shareholder in our company.

Appointment of Chief Financial Officer

On October 10, 2023, we appointed Mr. Nathan Thompson as our Chief Financial Officer, Secretary and Director.

Sale of Assets acquired from C2 Wellness Corp.

In November 2021, we acquired assets and IP from C2 Wellness Corporation. The consideration paid was 24,000,000 ABTI shares. On September 08, 2023, we agreed to sell the same assets and IP to C2 Wellness Corporation for a total of 29,015,993 of our shares.

Acquisition of IP from Alinova Biosciences Limited

On April 18, 2023, we acquired the interests of Alinova Biosciences Ltd in the IP pertaining to the patent Family PTX0001. We paid the following consideration for the transaction: £35,000 Sterling and 5,000,000 ABTI shares.

Conversion of EMC2 Capital LLC Warrants

On June 13, 2023, EMC2 Capital LLC, exercised its 15,000,000 warrants that were issued to it on August 11, 2021. The exercise was performed on a cashless basis, resulting in our issuing 13,500,000 ABTI shares.

Conversion of Debt to Equity

On June 13, 2023, an investor converted her £125,000 Sterling loan into equity as per the Loan Agreement signed on September 21, 2021.

Results of Operations for the Years Ended March 31, 2024 and 2023

We have generated no revenue since inception, and we do not anticipate earning revenue until such time that we are able to market and sell our ingredients and / or products / medicines.

We incurred operating expenses of $2,108,318 and $2,032,846 for the years ended March 31, 2024 and 2023, respectively. Our operating expenses for the year ended March 31, 2024 were mainly the result of $994,051 in consulting fees, $288,904 in professional fees, $251,999 in general and administrative expense, $227,575 in directors’ fees and expenses,  $118,257 in accounting and audit fees and $124,924 in salaries and wages.  Our operating expenses for the year ended March 31, 2023 were mainly the result of $546,903 in directors’ fees and expenses, $442,354 in consulting fees, $363,944 in professional fees, $181,805 in research and development, $179,846 in legal fees, $131,664 in salaries and wages and $118,611 in accounting and audit fees.

We had other expenses of $266,061 for the year ended March 31, 2024, as compared with other expenses of $38,340 for the year ended March 31, 2023. Our other expense for the year ended March 31, 2024 is largely the result of an impairment expense and our other expense for the year ended March 31, 2024 was the result of a loss on currency.

If we are able to obtain financing, we expect that our operational expenses will increase significantly for the balance of the fiscal year ended March 31, 2025 and beyond. This would be the result of increased research and development expenses associated with our product candidates, the development of those candidates in compliance with regulatory processes, laws and regulations, increased payroll as we take on more help, as well as the expenses associated with our reporting obligations with the Securities and Exchange Commission.

We recorded a net loss of $2,374,379 and $2,071,186 for the years ended March 31, 2024 and 2023, respectively.

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

Liquidity and Capital Resources

As of March 31, 2024, we had $3,663 in current assets and current liabilities of $1,333,264. We had a working capital deficit of $1,329,601 as compared with a working capital deficit of $2,084,015 as of March 31, 2023.

We used cash for operating activities of $1,447,088 for the year ended March 31, 2024, as compared with cash used for operating activities of $1,307,324 for the year ended March 31, 2023. Our negative operating cash flow for 2024 and 2023 was mainly the result of a net loss, net changes in operating assets and liabilities offset by shares issued for services.

Financing activities provided $1,468,856 for the year ended March 31, 2024, mainly as a result of related party loans and share issuances for conversions, as compared with $1,199,073 provided for the year ended March 31, 2023, mainly as a result of related party loans.

As part of the SPA, executed on October 03, 2022, the shareholder affiliates, through their respective companies, committed to loan monies to the company to provide up to $4,000,000 USD of working capital.

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

Off Balance Sheet Arrangements

As of March 31, 2024, we had no off-balance sheet arrangements.

Going Concern

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have negative working capital of $1,329,601 and have incurred losses since inception of $12,416,075. We expect to incur further losses in the development of our business and have been dependent on funding operations from inception. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X: Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of March 31, 2024 and 2023;
F-3	Statements of Operations for the years ended March 31, 2024 and 2023;
F-4	Statement of Stockholders’ Deficit for the years ended March 31, 2024 and 2023;
F-5	Consolidated Statements of Cash Flows for the years ended March 31, 2024 and 2023;
F-6	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Alterola Biotech Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alterola Biotech Inc. (the Company) as of March 31, 2024 and 2023, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the periods ended in March 31, 2024 and March 31, 2023, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the period ended March 31, 2024 and March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Restatement

As discussed in Note 2 to the financial statements, the 2023 financial statements have been restated to correct misstatements.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

I.	Going Concern

Critical Audit Matter Description

As described in Note 1, the Company’s has negative working capital, has incurred losses since inception and has not received revenues from sales of products or services. The principal funding for its operations depends on the funding from related parties. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. operations are mainly funded with debt financing, which is dependent upon many external factors and may be difficult to raise when required. The Company may not have sufficient cash to fund its operations, and therefore, will require additional funding, which if not raised, may result in the delay, postponement or curtailment of some or all of its activities. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

We identified the Company’s ability to continue as a going concern as a critical audit matter because auditing the Company’s going concern assessment is complex and involves a high degree of auditor judgment to assess the reasonableness of the planned financing actions and other assumptions used in the Company’s going concern analysis.

Audit Response

We responded to this matter by performing procedures over management’s assessment of the Company’s ability to continue as a going concern. Our audit work in relation to this included, but was not restricted to, the following:

·	We inquired with management whether there is substantial doubt regarding the Company’s ability to continue as a going concern;

·	We inquired and evaluated management’s plan for future actions, including subsequent events, and whether the outcome of these plans is likely to improve the situation and assessed the feasibility of the plan;

·	We reviewed the related financial statement disclosure in the notes to the financial statements to ensure they are adequate.

II.	Foreign Currency Translation

The consolidated financial statements are presented in US Dollars. The transactions of the foreign subsidiaries where US dollars are not the functional currency are originally recorded on its local currency (GBP) and translated at year end per reporting purposes, in accordance with the Accounting Standards Codification (“ASC”) Topic 830 Foreign Currency Transaction issued by the Financial Accounting Standards Board (“FASB”). According to Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income (loss) in accordance with ASC Topic 220, Comprehensive Income. Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations and comprehensive income (loss).

We identified the Company’s calculation of the foreign currency translation as a critical audit matter because it has a moderate level of complexity and involves additional effort from the auditor to assess the reasonableness of the Company’s analysis.

Audit Response

We responded to this matter by performing procedures over management’s conversion of balances.

•	We reconciled the trial balances in local currency from the subsidiaries to the general ledgers at year end.
•	We recalculated the conversion balances in US dollars per reporting purposes by verifying that the assets and liabilities were converted using the year end exchange rate, the equity was converted using the historical rates and the results were converted using the average exchange rate form the year.
•	We verified that the difference in the trial balance after applying different conversion rates was booked as currency translation adjustment in the Other Comprehensive Income.

/s/ Green Growth CPAs

July 17, 2024

We have served as the Company’s auditor since 2023.

Los Angeles, California

PCAOB ID Number 6580

ALTEROLA BIOTECH, INC.

AUDITED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2024 AND MARCH 31, 2023

	March 31, 2024	March 31, 2023 (as restated)
ASSETS
Current Assets
Bank	$2,654	$8,899
VAT receivable	—	36,426
Deferred tax asset	—	—
Inventories	1,009	990

Total Current Assets	3,663	46,315

Intangible assets	—	12,000,000

TOTAL ASSETS	$3,663	$12,046,315

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$825,210	$613,729
Accrued expenses	362,451	259,960
Loan payable, related party	145,603	1,256,641
Total Current Liabilities	1,333,264	2,130,330

Convertible Note Payable	—	154,841

Total Liabilities	1,333,264	2,285,171

Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common Stock, $.001 par value, 2,000,000,000 shares authorized, 1,382,662,952 and 807,047,948 shares issued and outstanding, respectively	1,382,644	807,048
Additional paid-in capital	9,663,970	18,927,919
Accumulated deficit	(12,416,075)	(10,041,696)
Foreign currency translation adjustment	39,860	67,873
Total Stockholders’ Equity (Deficit)	(1,329,601)	9,761,144

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,663	$12,046,315

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

AUDITED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

	Year Ended March 31, 2024	Year Ended March 31, 2023 (as restated)

REVENUES	$—	—

OPERATING EXPENSES
Accounting and audit fees	118,257	118,611
Professional fees	288,904	363,944
Research and development	28,770	181,805
Legal fees	73,838	179,846
Directors fees and expenses	227,575	546,903
Consulting fees	994,051	442,354
Salaries and wages	124,924	131,664
General and administrative expenses	251,999	67,719
TOTAL OPERATING EXPENSES	2,108,318	2,032,846

LOSS FROM OPERATIONS	(2,108,318)	(2,032,846)

OTHER INCOME (EXPENSE)
Impairment losses of intangible assets	(392,278)	—
Impairment losses of deferred tax asset	(39,567)	(20,484)
Gain on forgiveness of debt	138,137	—
Foreign exchange influences	27,647	(17,856)
TOTAL OTHER INCOME (EXPENSE)	(266,061)	(38,340)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	(2,374,379)	(2,071,186)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	1,051,629,613	807,047,948
NET LOSS	(2,374,379)	(2,071,186)

Foreign translation adjustment	(28,013)	53,274
Comprehensive Loss	(2,402,392)	(2,017,912)

See accompanying notes to financial statements.

ALTEROLA BIOTECH INC.

AUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED MARCH 31, 2024 AND MARCH 31, 2023 (as restated)

	Common Stock		Treasury Shares
	$0.001 Par Value		$0.001 Par Value
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Subscription	OCI	Accumulated (Deficit)	Total Stockholders' Equity (deficit)
BALANCES, March 31, 2022	802,633,333	$802,633	—	$—	17,942,833	$136,721	$14,599	$(7,970,510)	$10,926,276

Change in foreign currency	—	—	—	—	—	—	53,274	—	53,274
Shares issued for cash	384,615	385	—	—	49,615	—	—	—	50,000
Shares issued for subscription of cash	280,000	280	—	—	136,721	(136,721)	—	—	280
Shares issued for services	1,500,000	1,500	—	—	319,500	—	—	—	321,000
Shares issued for services	2,250,000	2,250	—	—	479,250	—	—	—	481,500
Net loss for the period ended March 31, 2023	—	—	—	—	—	—		(2,071,186)	(2,071,186)
Balances March 31, 2023	807,047,948	807,048	—	—	18,927,919	—	67,873	(10,041,696)	9,761,144
Shares reclaimed into Treasury shares	(44,064,000)	(44,064)	44,064,000	$44,064	—	—	—	—	—
Shares issued for settlement of debt	476,000	476	(476,000)	(476)	157,339	—	—	—	157,339
Shares issued for exercise of warrants	13,500,000	13,500	(13,500,000)	(13,500)	—	—	—	—	—
Shares issued for acquisition of Alinova Biosciences	5,000,000	5,000	(5,000,000)	(5,000)	295,000	—	—	—	295,000
Shares issued for services	16,088,000	16,088	(16,088,000)	(16,088)	305,652	—	—	—	305,652
Shares issued for services - Directors	9,000,000	9,000	(9,000,000)	(9,000)	171,000	—	—	—	171,000
Shares reclaimed from asset acquisition cancellation	(24,000,000)	(24,000)	24,000,000	24,000	(12,000,000)	—	—	—	(12,000,000)
Additional shares reclaimed from asset acquisition cancellation	(5,015,996)	(5,016)	5,015,996	5,016	—	—	—	—	—
Shares issued for conversion of debt	587,499,996	587,500	(29,015,996)	(29,016)	1,762,500	—	—	—	2,320,984
Shares issued for services	8,360,306	8,360	—	—	21,737	—	—	—	30,097
Shares issued for services - management	8,770,695	8,771	—	—	22,804	—	—	—	31,575
Change in foreign currency	—	—	—	—	—	—	(28,013)	—	(28,013)

Net loss for the period	—	—	—	—	—	—	—	(2,374,379)	(2,374,379)
BALANCES, March 31, 2024	1,382,662,949	1,382,663	—	—	9,663,951	—	39,860	(12,416,075)	(1,329,601)

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

AUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR YEARS ENDED MARCH 31, 2024 AND MARCH 31, 2023

	Year Ended March 31, 2024	Year Ended March 31, 2023 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,374,379)	$(2,071,186)
Adjustments to reconcile net loss to net cash flows used in operating activities
Shares issued for services	538,324	802,500
Changes in assets and liabilities:
Funds in attorney trust	—	12,414
Inventory	(19)	60
VAT receivable	65,110	14,260
Accounts payable	221,385	71,219
Accrued liabilities	102,491	(136,531)
Net Cash Used in Operating Activities	(1,447,088)	(1,307,264)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from share issuance	—	50,281
Loan from related parties	1,468,856	1,148,792
Net Cash Provided by Financing Activities	1,468,856	1,199,073

Net change in cash	21,768	(108,191)

Foreign currency change	(28,013)	53,274

Cash and cash equivalents, beginning of period	8,899	63,816
Cash and cash equivalents, end of period	$2,654	$8,899

SUPPLEMENTAL CASH FLOW INFORMATION

NON-CASH INVESTING AND FINANCING INFORMATION
Return of intangible assets	$12,000,000	$—
Impairment of deferred tax asset	$39,567	$20,484
Shares issued for Allinova acquisition	$300,000	$—
Impairment of intangible assets	$392,278	$—
Non-cash intangible additions	$92,278	$—
Shares issued for forgiveness of debt	$157,339	$—
Gain on debt conversion	$138,163	$—
Shares issued for conversion of debt	$2,320,984	$—

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 1– NATURE OF BUSINESS

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

The business plan of the company is no longer focused on a chewing gum delivery system but was re-focused on the development of cannabinoid, cannabinoid-like, and non-cannabinoid pharmaceutical active pharmaceutical ingredients (APIs), pharmaceutical medicines made from cannabinoid, cannabinoid-like, and non-cannabinoid APIs and European novel food approval of cannabinoid-based, cannabinoid-like and non-cannabinoid ingredients and products .In addition, the company plans to develop such bulk ingredients for supply into the cosmetic sector.

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

As of April 18, 2023, we acquired intellectual property from Alinova Biosciences Ltd. We acquired Alinova’s  joint interest in the patent family of PTX 0001. We paid 35,000 Sterling in cash and 5,000,000 shares of ABTI Stock.

LIQUIDITY & GOING CONCERN

Alterola has negative working capital of $1,329,601, and has incurred losses since inception of $12,416,075, and has not received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement

During the year ended March 31, 2024, the Company identified that the deferred tax asset and capitalized intangible costs recorded during the year ended March 31, 2023 should have been removed from the balance sheet. Additionally, the company reperformed their cumulative translation adjustment summary and recorded adjustments related to this. The company recorded entries and the impact of these entries was as follows:

	3/31/2023 (as restated)	3/31/2023	Differences
Assets	12,046,315	12,376,963	(330,648)
Liabilities	2,285,171	2,281,416	3,755
Equity	9,761,144	10,095,547	(334,403)
CTA	67,873	(63,173)	131,046
Result of the year	(2,071,186)	(1,742,457)	(328,729)

	3/31/2023 (as restated)	3/31/2023	Differences
Net cash provided by operating activities	(1,307,264)	(1,039,792)	(267,472)
Net cash used by investing activities	—	(139,799)	139,799
Net cash provided by financing activities	1,199,073	1,212,159	(13,086)
Net change in cash	(108,191)	32,689	(140,880)

Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United State of America (GAAP accounting) and include the accounts of Alterola and its wholly owned subsidiaries ABTI Pharma, Phytotherapeutix Ltd, and Ferven Ltd. All material intercompany transactions and balances have been eliminated.

The Company had a September 30 fiscal year end. Subsequent to the Agreement with ABTI Pharma , the Company has changed its year end from September 30 to March 31 effective July 13, 2021

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATEDEDFINANCIAL STATEMENTS

MARCH 31, 2024

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

MARCH 31, 2024

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

We engage in a variety of research and development activities to develop our technologies and work toward development of a saleable product. When it is determined that the research and development products we are creating have reached a point where saleable products are possible, these amounts are capitalized. As of March 31, 2024 and March 31 ,2023 there are no capitalized research and development costs.

The research and development costs incurred by the company relate to the following:

•	Licenses for patent and know-how (Nano 4 M) - this relates to the company’s formulation of Active Pharmaceutical Ingredients ( API) for its lead pharmaceutical programs.
•	Protein Technologies Ltd – this relates to the company’s research into production of cannabinoids by biosynthesis (as opposed to botanical production by growing plants). The company has genetically modified an organism to produce cannabinoids by fermentation ( similar to methodology used for the production of antibiotics)

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and development (continued)

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

Other Intangible Assets

We have recorded the assets acquired as part of the C2 Wellness acquisition and Alinova acquisition as indefinite lived Intangible assets. Indefinite life intangible assets recorded are not amortized and, as a result, are assessed for impairment at least annually, using either a qualitative or quantitative process. The C2 Wellness asset that was acquired was subsequently re-sold as discussed above. We performed this annual assessment as of March 31, 2024, noting impairment factors indicating possible impairment of intangible assets recognized and recorded impairment of $392,278.

Risks and Uncertainties

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic.  Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and business.  The Coronavirus and actions taken to mitigate it have had an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

We may be impacted by business interruptions resulting from pandemics and public health emergencies, including those related to geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods, and fires. An outbreak of infectious disease, a pandemic or a similar public health threat or a fear of any of the foregoing, could adversely impact us by causing operating, manufacturing supply chain, clinical trial and project development delays and disruptions, labour shortages, travel and shipping disruption and shutdowns (including as a result of government regulation and prevention measures). It is unknown whether and how we may be affected if such an epidemic persists for an extended period of time. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results, and financial condition.

Recent Accounting Pronouncements

Alterola does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – INTANGIBLE ASSETS

As part of the C2 Wellness acquisition, the company recognized $12,000,000 in intangibles as discussed in Note 1. During fiscal year ended March 31, 2023, there were certain costs associated with the C2 Wellness intangibles that were capitalized, resulting in a balance of $12,139,779. During the year ended March 31, 2024, it was determined that these costs should have been expensed as research and development costs and not capitalized as part of the initial balance recorded. This correction was made and is reflected in the restatement footnote as indicated above.

NOTE 4 – DEFERRED TAX ASSET

As of the year ended March 31, 2023, the Company had recorded $189,355 in deferred tax assets as reported. During the year ended March 31, 2024, the Company identified that this balance should have been fully impaired with the unlikelihood of net income during FY 2024. As a result, this balance was fully written off for the year ended March 31, 2023 as mentioned in the restatement footnote above.

NOTE 5 – ACCOUNTS PAYABLE

Accounts payable consisted of the following at March 31, 2024 and March 31, 2023:

	March 31, 2024	March 31, 2023
Accounting and audit	$181,955	$149,613
Legal fees and transfer agent	85,627	59,565
Research and development	409,904	337,893
General and administrative	147,724	66,658
Total Accrued Expenses	$825,210	$613,729

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2024 and March 31, 2023:

	March 31, 2024	March 31, 2023
Accounting and Audit	$49,468	$15,000
Research and development	—	9,432
General and administrative	89,508	128,325
Legal fees and transfer agent	223,475	107,203
Total Accrued Expenses	$362,451	$259,960

NOTE 7 – CAPITAL STOCK

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

During September 2021, the Company received an investment for £100,000 Sterling (or $136,721) in exchange for a subscription for 280,000 shares. On May 2, 2022, the Company issued 280,000 shares to the investor.

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

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 7 – CAPITAL STOCK (continued)

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

On August 1, 2022, the Company issued 2,250,000 shares to note holders in connection with loan agreements. See Note 6. These loans were repaid in full by December 23, 2022.

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

During the year ended March 31, 2024, the company reviewed the cumulative translation adjustment recorded on the financial statements and made corrections to the amount recorded for the year ended March 31, 2023 as discussed in the restatement footnote above. The updated number was recorded as $67,873.

The Company had 1,382,662,952 and 807,047,948 shares of common stock issued and outstanding as of March 31, 2024 and March 31, 2024, respectively. There are no shares of preferred stock issued and outstanding as of March 31, 2024 and March 31, 2024.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 8 – NOTES PAYABLE

On September 21, 2021, the Company entered into a convertible note agreement with an outside party for $171,863. The convertible note agreement was for 90 days, with an interest fee of $13,680. The conversion option would be at 90 days, with share conversion at .50 cents, with an issuance of 340,000 shares, valued at $428,400 at the date of the loan. Additionally, there was a share bonus issued of 136,000 shares, valued at $171,000 as of the date of the loan. The note was converted for stock on June 13, 2023 for 476,000 shares.

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

On June 13, 2023, we issued 476,000 shares of common stock to Alison Rose Burgess as settlement of a £125,000 Sterling loan under the terms and conditions of the loan dated September 21, 2021.

NOTE 9 – RELATED PARTY TRANSACTIONS

Alterola neither owns nor leases any real or personal property. An officer has provided office space as an arm’s length transaction with rental at commercial rates. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

During the year ended March 31, 2024, a shareholder made advances to the company to fund operating expenses in the amount of $694,847 . These advances are non – interest bearing and have no specified terms of repayment.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company analyzed its operations subsequent to March 31, 2024 to the date these financial statements were issued. We noted the following subsequent events.

As part of an agreement dated March 12, 2024, Bright Green Corporation agreed to return 83,226,814 shares of common stock of Alterola to the three shareholders (Equipped4 Holdings Limited (“Equipped”), Phytotherapeutix Holdings Ltd. (“Phyto”), and TPR Global Limited (“TPR”)) who had initially sold the shares to Bright Green. This was in exchange for settlement of the $1,650,000 remaining balance for the shares as per the Agreement between the parties executed on October 03, 2022. Equipped, Phyto, and TPR each received approximately 27,742,271 shares of common stock of Alterola. The shares were transferred on June 03, 2024

On March 14, 2024, the Company received confirmation that the 10,088,100 shares held in escrow for Bridgeway Capital partners as a payment relating to services provided according to an Agreement between the parties dated June 24, 2022, was waived by Bridgeway Capital Partners.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On October 20, 2023, the Company was informed that Gries and Associates, LLC (“Gries”) had sold its business to GreenGrowth CPAs (“GreenGrowth”). On October 20, 2023, the Company dismissed Gries as its independent accountant. On October 20, 2023, the Company engaged and executed an agreement with GreenGrowth GreenGrowth, as the Company’s new independent accountant to replace Gries. The board of directors of the Company approved the decision to change independent accountants.

The information concerning disagreements and reportable events required by Regulation S-K are included in the Current Report on Form 8-K filed with the SEC on October 20, 2023 and are incorporated herein by reference.

Item 9A. Controls and Procedures Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being March 31, 2024. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2024 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2024, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending March 31, 2025: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

 Remediation of Material Weakness

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees. We use an outsourced controller to provide the controls for accounting and financial reporting. On October 10, 2023, we hired Mr. Nathan Thompson as our Chief Financial Officer.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers.

Name	Age	Positions and Offices Held
Timothy Rogers	61	Chairman and Director
David Hitchcock	61	Chief Executive Officer and Director
Colin Stott	58	Chief Operating Officer and Director
Nathan Thompson	50	Chief Financial Officer, Secretary & Director
Dominic Schiller	60	Chief Intellectual Property Officer and Director
Daniel Reshef	73	Director
Ning Qu	56	Director
Hunter Land	40	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Timothy Paul Rogers - Chairman - Director - Age 61

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

David Hitchcock – Chief Executive Officer and Director - Age 61

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

Colin Stott – Chief Operating Officer and Director - Age 58

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

Nathan Thompson – Chief Financial Officer and Director - Age 50

Nathan Thompson has been Chief Financial Officer of United Science LLC (“United”) since April of 2016, and previously served as Vice President of Operations from April of 2016 to May 2019. Prior to his employment with United, Mr. Thompson served as Corporate Accounting Manager of Link Snacks, Inc. from April 2008 to March 2016. Mr. Thompson also gained audit experience from September 2001 to April 2008 working as a Senior Internal Auditor for ALLETE, Inc. Mr. Thompson brings over 20 years of executive accounting experience to the Board.

Mr. Thompson does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Dominic Schiller – Chief IP Counsel and Director –Age 60

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

Michael Hunter Land –Director - Age 40

Michael Hunter Land (Hunter Land) has over 18 years of R&D expertise across 15 different indications, as well as 10 years of cannabinoid-focused research. As an expert in the field of cannabinoid science, he has developed a pipeline of discovery work on over 20 novel cannabinoids and terpenes. Previously, Hunter acted as the Sr. Scientific Director, Director of Cannabinoid Research, and scientific spokesperson at Canopy Growth Corporation. Most notably, Hunter co-established R&D for GW Pharmaceuticals within the US, where he authored multiple protocols in refractory epilepsy (Dravet Syndrome and Lennox-Gastaut Syndrome), Multiple Sclerosis, pain, and led the clinical development of Epidiolex® (FDA approved prescription CBD). Hunter acts as the Sr. Scientific Advisor for the National Hockey League Alumni Association in conjunction with NEEKA Brain Health, a board member of Veterinary Cannabis Society, and lectures at the University of Wisconsin. He has been a featured speaker at over 50 scientific conferences, a named inventor on 6 patent applications, and has over 20 publications. He is currently Vice President of Research & Development at Biopharmaceutical Research Company.

 Dr. Daniel Reshef - Director – Age 73

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

Prof. Dr. Ning Qu – Age 56

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

We do have an Audit and Compliance Committee, with Ning Qu as Chairperson. We also have Michael Hunter Land   on the Committee. The Committee will be responsible for our accounting and financial reporting processes and the audit of our financial statements.

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

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the periods ended March 31, 2024 and 2023.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy Rogers Chairman	2024 2023	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
David Hitchcock Chief Executive Officer	2024 2023	0 0	0 0	76,000 0	0 0	0 0	0 0	0 0	76,000 0
Nathan Thompson Chief Financial Officer	2024 2023	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Colin Stott Chief Operating Officer	2024 2023	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Dominic Schiller Chief IP Officer	2024 2023	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Michael Hunter Land Former officer Independent Director	2024 2023	0	0 0	0 0	0 0	0 0	0 0	0 79,702.74	0 79,702.74
Seamus McAuley, Former officer	2024 2023	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative to Summery Compensation Table

Aside from providing compensation to our CEO David Hitchcock in shares for nine months of salary in 2024, we have not compensated our executive officers for the year ended March 31, 2024.

In 2023, we paid Michael Hunter Land in an executive capacity as per his employment services agreement dated October 18, 2021 until he departed the company in July 2023.

We expect to enter into employment agreements with executive officers for their services at some point in fiscal year ended 2025.

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards at fiscal year-end.

Director Compensation

We did not pay our directors for their services to us in for the year ended March 31, 2023.

On June 14, 2023, the following Directors were issued the following amounts of ABTI common stock as payment for their services as Directors.

Mr. Dewi David Hitchcock (0 shares)

Partner Investments B.V. (beneficial owner = Dr. Ning Qu) (2,000,000 shares)

Dr. Daniel Reshef (2,000,000 shares)

Dr. Michael Hunter Land (1,000,000 shares)

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 28, 2024, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock [2]
Timothy Rogers (3)	Common Stock	223,321,609	15.24%
David Hitchcock (4)	Common Stock	4,000,000	1.50%
Colin Stott (5)	Common Stock	336,321,609	22.92%
Dominic Schiller (6)	Common Stock	336,321,609	22.92%
Nathan Thompson (7)	Common Stock	5,000,000	0.34%
Daniel Reshef (8)	Common Stock	11,400,000	0.78%
Ning Qu (9)	Common Stock	37,000,000	2.52%
Michael Hunter Land (10)	Common Stock	8,250,000	0.56%
Officers and Directors as a Group (8 persons)	Common Stock	979,868,822	65.6%
5% SHAREHOLDERS
Long Eight Limited(11)	Common Stock	239,413,406	16.3%
Unified Science LLC(12)	Common Stock	118,535,604	8.05%

1.	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
2.	The percentage shown is based on denominator of 1,467,475,452 shares of common stock issued and outstanding for the company as of June 28, 2024.
3.	All shares are held in TPR Global Limited, in which Mr. Rogers has voting and investment control over the shares.
4.	All shares are held by Dewi John Hitchcock, in his own name.
5.	All shares are held in Phytotherapeutix Holdings Ltd in which Mr. Stott has voting and investment control over the shares.
6.	All shares are held in Equipped 4 Holdings Ltd, in which Mr. Schiller has voting and investment control over the shares.
7.	All shares are held by Nathan Thompson, in his own name
8.	All shares are held by Daniel Reshef, in his own name.
9.	All shares are held in Partner Investments B.V. in which Mr. Qu has voting and investment control over the shares.
10.	All shares are held by Michael Hunter Land, in his own name.
11.	Sovereign Trust international Limited has voting and dispositive control over the shares held by Long Eight Limited.
12.	Jonathan Thompson has voting and dispositive control over the shares held by Unified Science LLC.

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

As part of an agreement dated March 12, 2024, Bright Green Corporation agreed to return 83,226,814 shares of common stock of Alterola to the three shareholders (Equipped4 Holdings Limited (“Equipped”), Phytotherapeutix Holdings Ltd. (“Phyto”), and TPR Global Limited (“TPR”)) who had initially sold the shares to Bright Green. This was in exchange for settlement of the $1,650,000 remaining balance for the shares as per the Agreement between the parties executed on October 03, 2022. Equipped, Phyto, and TPR each received approximately 27,742,271 shares of common stock of Alterola. The shares were transferred on June 03, 2024

Director Independence

Under Nasdaq listing standards, an “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Ning Qu and Michael Hunter Land are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s financial statements for periods ended:

Financial Statements for the Year Ended March 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2024	$66,582		0	$0
2023	$61,435	$	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

Number	Exhibit Description
2.1	Stock Transfer Agreement, dated January 19, 2021 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 16, 2021 and incorporated herein by reference).
2.2	Amendment to Stock Transfer Agreement, dated May 24, 2021 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 25, 2021 and incorporated herein by reference).
2.3	Asset Purchase Agreement, dated November 9, 2021 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on December 3, 2021 and incorporated herein by reference).
3.1	Articles of Incorporation, dated July 16, 2008 (filed as Exhibit 3.1 to the Form S-1 filed with the SEC on December 12, 2008 and incorporated herein by reference).
3.2	Certificate of Amendment, dated October 26, 2020 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 28, 2020 and incorporated herein by reference).
3.3	Certificate of Designation (filed as Exhibit 3.4 to the Annual Report on Form 10-KT filed with the SEC on June 9, 2021 and incorporated herein by reference).
3.4	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 28, 2020 and incorporated herein by reference).
4.1	Common Stock Purchase Warrant, dated August 11, 2021 (filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 19, 2021 and incorporated herein by reference).
4.2	Convertible Promissory Note, dated June 8, 2021 (filed as Exhibit 4.1 to the Annual Report on Form 10-KT filed with the SEC on June 9, 2021 and incorporated herein by reference).
10.1	Common Stock Purchase Agreement, dated August 11, 2021 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 19, 2021 and incorporated herein by reference).
10.2	Registration Rights Agreement, dated August 11, 2021 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 19, 2021 and incorporated herein by reference).
10.4	Agreement to Return Assets and Shares, dated September 8, 2023 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 19, 2023 and incorporated herein by reference).
10.5*	Settlement Agreement with Bright Green Corporation, dated March 12, 2024
99.1	Audit and Compliance Committee Charter (filed as Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on October 5, 2021
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

 Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the United Kingdom on July 17, 2024.

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
Date: July 17, 2024

By: /s/ David Hitchcock
David Hitchcock
Chief Executive Officer, Principal Executive Officer and Director
Date: July 17, 2024

By: /s/ Colin Stott
Colin Stott
Chief Operating Officer and Director	Date: July 17, 2024

By: /s/ Dominic Schiller
Dominic Schiller
Director	Date: July 17, 2024

By: /s/ Michael Hunter Land
Michael Hunter Land
VP and Director	Date: July 17, 2024

By: /s/ Daniel Reshef
Daniel Reshef
Director	Date: July 17, 2024

By: /s/ Ning Qu
Ning Qu
Director	Date: July 17, 2024

By: /s/ Nathan Thompson
Nathan Thompson
Director	Date: July 17, 2024

