Form 10-Q
period 2024-06-30
ALTEROLA BIOTECH INC.
filed 2024-08-15
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,459,502,018 shares as of August 14, 2024.

1

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2024 (unaudited) and March 31, 2024 (audited);

F-2	Consolidated Statements of Operations for the three months ended June 30, 2024 and 2023 (unaudited);

F-3	Consolidated Statement of Stockholders’ Deficit for the three months ended June 30, 2024 and 2023 (unaudited);

F-4	Consolidated Statements of Cash Flow for the three months ended June 30, 2024 and 2023 (unaudited);

F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2024 are not necessarily indicative of the results that can be expected for the full year.

3

ALTEROLA BIOTECH, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024 AND MARCH 31, 2024

	June 30, 2024	March 31, 2024
	(Unaudited)	(Audited)*
ASSETS
Current Assets
Bank	$10,955	$2,654
Inventories	1,011	1,009

Total Current Assets	11,966	3,663

TOTAL ASSETS	$11,966	$3,663

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$865,724	$825,210
Accrued expenses	490,164	362,451
Loan payable, related party	151,747	145,603
Total Current Liabilities	1,507,635	1,333,264

Convertible Note Payable	—	—

Total Liabilities	1,507,635	1,333,264

Stockholders’ Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common Stock, $0.001 par value, 2,000,000,000 shares authorized, 1,467,475,449 and 1,382,662,952 shares issued and outstanding, respectively	1,467,484	1,382,663
Additional paid-in capital	9,885,765	9,663,951
Accumulated deficit	(12,835,373)	(12,416,075)
Foreign currency translation adjustment	(13,545)	39,860
Total Stockholders’ Equity (Deficit)	(1,495,669)	(1,329,601)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,966	$3,663

* Derived from audited information

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

	Three months ended June 30, 2024	Three months ended June 30, 2023

REVENUES	$—	—

OPERATING EXPENSES
Accounting and audit fees	79,930	48,938
Professional fees	2,301	5,290
Research and development	19,135	—
Legal fees	281	—
Directors fees and expenses	—	171,000
Consulting fees	289,058	317,741
Salaries and wages	43,663	35,939
General and administrative expenses	13,005	6,292
TOTAL OPERATING EXPENSES	447,373	585,200

LOSS FROM OPERATIONS	(447,373)	(585,200)

OTHER INCOME (EXPENSE)
Gain on conversion of debt	—	138,163
Exchange differences	28,075	—
TOTAL OTHER INCOME (EXPENSE)	28,075	138,163

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(419,298)	(447,037)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	1,429,742,622	807,047,948

NET LOSS	(419,298)	(447,037)

Foreign translation adjustment	(53,405)	(77,779)

COMPREHENSIVE LOSS	(472,703)	(524,816)

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

	Common stock		Treasury Shares stock
	Shares	Amount	Shares	Amount	Additional paid in capital	Stock Subscription	Accumulated other comprehensive income ( loss)	Accumulated Deficit	Stockholders’ Equity (deficit)
Balance, March 31, 2023	807,047,948	$807,048	—	—	18,927,919	$—	$67,873	$(10,041,696)	$9,7641,144
Foreign currency translation	—	—	—	—	—	—	(77,779)	—	(77,779)
Shares reclaimed into treasury shares	(44,064,000)	(44,064)	44,064,000	$44,064	—	—	—	—	—
Shares issued for settlement of debt	476,000	476	(476,000)	(476)	157,339	—	—	—	157,339
Shares issued for warrants	13,500,000	13,500	(13,500,000)	(13,500)	—	—	—	—	—
Shares issued for acquisition of Alinova Biosciences	5,000,000	5,000	(5,000,000)	(5,000)	295,000	—	—	—	295,000
Shares issued for services	16,088,000	16,088	(16,088,000)	(16,088)	305,672	—	—	—	305,672
Shares issued for services - directors	9,000,000	9,000	(9,000,000)	(9,000)	171,000	—	—	—	171,000
Net loss for the period ended June 30, 2023	—	—	—	—	—	—	—	(447,037)	(447,037)
Balance, June 30, 2023	807,047,948	$807,048	—	—	19,856,930	—	$(9,906)	$(10,488,733)	$10,165,339

	Common stock		Treasury Shares stock
	Shares	Amount	Shares	Amount	Additional paid in capital	Stock Subscription	Accumulated other comprehensive income ( loss)	Accumulated Deficit	Stockholders’ Equity (deficit)
Balance, March March 31, 2024	1,382,662,949	$1,382,663	—	—	9,663,951	$—	$39,860	$(12,416,075)	$(1,329,601)
Foreign currency translation	—	—	—	—	—	—	(53,405)	—	(53,405)
Shares issued for services – Directors	20,000,000	20,000	—	—	54,000	—	—	—	74,000
Shares issued for back wages	7,812,500	7,822	—	—	21,114	—	—	—	28,935
Shares issued for services	57,000,000	57,000	—	—	146,700	—	—	—	203,700
Net loss for the period ended June 30, 2024	—	—	—	—	—	—	—	(419,298)	(419,298)
Balance, June 30, 2024	1,467,475,449	$1,467,484	—	—	9,885,765	—	$(13,545)	$(12,835,373)	$(1,495,669)

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(419,298)	$(447,037)
Adjustments to reconcile net loss to net cash flows used in operating activities
Stock issued for outside services	203,700	305,672
Stock to directors	74,000	171,000
Shares issued for settlement of debt	—	157,339
Shares issued for back wages	28,935	—
Changes in assets and liabilities:
Inventory	(2)	(19)
VAT receivable	28,684	36,426
Accounts payable	11,830	64,259
Accrued liabilities	127,713	23,181
Net Cash Provided by Operating Activities	55,562	310,821

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of assets	—	(166,852)
Net Cash (Used in) Investing Activities	—	(166,852)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related parties	6,144	(38,535)
Net Cash Provided by (Used in) Financing Activities	6,144	(38,535)

Net change in cash	61,706	105,434

Effect of exchange rate adjustments on cash	(53,405)	(77,779)

Cash and cash equivalents, beginning of period	2,654	8,890
Cash and cash equivalents, end of period	$10,955	$36,545

NON-CASH INVESTING AND FINANCING INFORMATION
Shares issued for services	$277,700	$305,762
Shares issued to directors	$—	$171,000
Shares issued for asset acquisition	$—	$295,000
Shares issued for exercise of warrants	$—	$13,500
Shares issued for conversion of notes payable	$—	$157,339
Shares issued for back wages	$28,935	$—

See accompanying notes to financial statements.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

On April 16, 2024, the Company formed a new subsidiary Phytanix Bio.

LIQUIDITY & GOING CONCERN

Alterola has negative working capital of $1,495,669, has incurred losses since inception of $12,837,659, and has not received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). They include the accounts of Alterola and its wholly owned subsidiaries ABTI Pharma, Phytotherapeutix Ltd, Ferven Ltd and Phytanix Bio. All material intercompany transactions and balances have been eliminated.

These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended March 31, 2024. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of June 30, 2024, and the results of its operations and cash flows for the three months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending March 31, 2025.

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

JUNE 30, 2024

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

JUNE 30, 2024

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

Research and development

We engage in a variety of research and development activities to develop our technologies and work toward development of a saleable product. When it is determined that the research and development products we are creating have reached a point where saleable products are possible, these amounts are capitalized. As of June 30, 2024 and March 31, 2023 there are no capitalized research and development costs.

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

Other Intangible Assets

We have recorded the assets acquired as part of the C2 Wellness acquisition as indefinite lived Intangible assets. Indefinite life intangible assets recorded are not amortized and, as a result, are assessed for impairment at least annually, using either a qualitative or quantitative process. The C2 Wellness assets that were acquired were subsequently re-sold as discussed above. We performed this annual assessment as of March 31, 2024, noting impairment factors indicating possible impairment of intangible assets recognized and recorded impairment of $392,278.

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

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

NOTE 3 – INTANGIBLE ASSETS

As part of the C2 Wellness acquisition, the company recognized $12,000,000 in intangibles as discussed in Note 1. During fiscal year ended March 31, 2023, there were certain costs associated with the C2 Wellness intangibles that were capitalized, resulting in a balance of $12,139,779. During the year ended March 31, 2024, it was determined that these costs should have been expensed as research and development costs and not capitalized as part of the initial balance recorded. This correction was made and is reflected in the restatement footnote (Note 2) contained in the Company’s annual report on Form 10-K for the year ended March 31, 2024.

NOTE 4 – DEFERRED TAX ASSET

As of the year ended March 31, 2023, the Company had recorded $189,355 in deferred tax assets as reported. During the year ended March 31, 2024, the Company identified that this balance should have been fully impaired with the unlikelihood of net income during FY 2024. As a result, this balance was fully written off for the year ended March 31, 2023 as mentioned in the restatement footnote (Note 2) contained in the Company’s annual report on Form 10-K for the year ended March 31, 2024. This amount was also removed from the financial statements for the period June 30, 2024, which is presented within this Form 10-Q filing.

NOTE 5 – ACCOUNTS PAYABLE

Accounts payable consisted of the following at June 30, 2024 and March 31, 2024

	June 30, 2024	March 31,2024
Accounting and audit fees	$174,113	$181,955
Research and development	344,365	409,904
General and administrative	308,189	147,724
Legal fees and transfer agent	39,057	85,627
Total Accounts Payable	$865,724	$825,210

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2024 and March 31, 2024

	June 30, 2024	March 31,2024
Accounting and audit fees	$56,936	$49,468
Research and development	35,576	—
General and administrative	290,168	89,508
Legal fees and transfer agent	107,484	223,475
Total Accrued Expenses	$490,164	$362,451

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

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

On May 4, 2022, we issued 2,250,000 shares of our common stock to our director, Mr. Michael Hunter Land, pursuant to his employment agreement dated October 18, 2021, and board decision to award him shares for his performance.

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

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

On October 16, 2023, the Company issued 587,499,996 shares in exchange of forgiveness of debt of approximately $2.35 million outstanding. The exchange resulted in a loss on exchange of $406,575.

On December 21, 2023, the Company issued 17,131,001 shares in exchange for services provided for the company for the period ended June 30, 2024, valued at $61,672 at the date of issuance.

On May 9, 2024, 2024, the Company issued a total 39,000,000 shares to Long Eight Limited in exchange for services provided to the company at a price per share of $0.0037 US dollars.

On May 16, 2024, the Company issued a total 18,000,000 shares to Long Eight Limited in exchange for services provided to the company at a price per share of $0.0033 US dollars.

On May 9, 2024, the Company issued a total of 7,812,500 shares to Guy Webber in lieu of services provided to the company as per his employment contract, at a price per share of $0.0037 US dollars.

On May 9, 2024, the Company issued a total of 5,000,000 shares to Nathan Thompson in lieu of payment for Director Services provided to the company for the period July 1, 2023 to March 31, 2024, at a price per share of $0.0037 US dollars

On May 9, 2024, the Company issued a total of 5,000,000 shares to Ning Qu in lieu of payment for Director Services provided to the company for the period July 01, 2023 to March 31, 2024, at a price per share of $0.0037 US dollars

On May 9, 2024, the Company issued a total of 5,000,000 shares to Michael Hunter Land in lieu of payment for Director Services provided to the company for the period July 01, 2023 to March 31, 2024 at a price per share of $0.0037 US dollars

On May 9, 2024, the Company issued a total of 5,000,000 shares to Daniel Reshef in lieu of payment for Director Services provided to the company for the period July 01, 2023 to March 31, 2024 at a price per share of $0.0037 US dollars.

During the year ended March 31, 2024, the company reviewed the cumulative translation adjustment recorded on the financial statements and made corrections to the amount recorded for the year ended March 31, 2023 as discussed in the restatement footnote (Note 2) contained in the Company’s annual report on Form 10-K for the year ended March 31, 2024. The updated number was recorded as $67,873.

The Company has 1,467,475,449 and 1,382,662,952 shares of common stock issued and outstanding as of June 30, 2024 and March 31, 2024, respectively. There are no shares of preferred stock issued and outstanding as of June 30, 2024 and March 31, 2024.   The Company had 807,047,948 shares of common stock issued and outstanding as of June 30, 2023 and 807,047,948 shares of common stock issued and outstanding as of March 31, 2023. There were no shares of preferred stock issued and outstanding as of June 30, 2023 and March 31, 2023.

NOTE 8 – NOTES PAYABLE

On September 21, 2021, the Company entered into a convertible note agreement with an outside party for $171,863. The convertible note agreement was for 90 days, with an interest fee of $13,680. The conversion option would be at 90 days, with share conversion at ..50 cents, with an issuance of 340,000 shares, valued at $428,400 at the date of the loan. Additionally, there was a share bonus issued of 136,000 shares, valued at $171,000 as of the date of the loan. The note was converted for stock on June 13, 2023 for 476,000 shares.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

On June 26, 2024, the Company entered into a Secured Promissory Note with its subsidiary, Phytanix Bio, in the amount of $42,500 due on September 26, 2024. The agreement does not call for any interest and may be prepaid at anytime.

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

During the period ended June 30, 2024, a shareholder made advances to the company to fund operating expenses in the amount of $6,144. These advances are non – interest bearing and have no specified terms of repayment.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company analyzed its operations subsequent to June 30, 2024 to the date these financial statements were issued, and determined it does not have any material subsequent events to disclose in these financial statements, except as noted below.

On August 13, 2024, the Company issued a total of 2,114,666 shares to Guy Webber in lieu of services provided to the company as per his employment contract.

On August 13, 2024, the shares which were held in escrow as part payment for services provided by Bridgeway Capital Partners as per an agreement dated June 24, 2022, were returned to Alterola Company Treasury, as Bridgeway Capital Partners waived their right to this payment.

Business Combination Agreement

On July 22, 2024, Chain Bridge I, a Cayman Islands exempted company (“CBRG”), CB Holdings, Inc., a Nevada corporation (“HoldCo”), CB Merger Sub 1, a Cayman Islands exempted company (“CBRG Merger Sub”), Phytanix Bio, a Nevada corporation (the “Company”), and wholly owned subsidiary of Alterola Biotech, Inc., a Nevada corporation, and CB Merger Sub 2, Inc., a Nevada corporation (“Company Merger Sub”), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”).

Phytanix Bio is a subsidiary of Alterola Biotech, Inc., and Phytanix is the parent company of ABTI Pharma, which holds the subsidiaries, Ferven and Phyto. Phytanix Bio is an innovative pharmaceutical company dedicated to the development of therapeutics based on cannabinoid and cannabinoid-like molecules. CBRG is a special purpose acquisition company formed for the purpose of acquiring or merging with one or more businesses. Upon closing of the transaction, expected to occur in the fourth quarter of 2024, the combined company will be named Phytanix Inc., and its common stock is expected to be listed on the Nasdaq Capital Market under the ticker symbol “PHYX.”

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

The Business Combination

The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the Company and CBRG. The Business Combination Agreement provides for, among other things, the consummation of the following transactions (the transactions contemplated by the Business Combination Agreement, collectively, the “Business Combination”):

(i)	CBRG Merger Sub will merge with and into CBRG (the “CBRG Merger”) and Company Merger Sub will merge with and into the Company (the “Company Merger” and, together with the CBRG Merger, the “Mergers”), with CBRG and the Company surviving the Mergers and, after giving effect to such Mergers, each of CBRG and the Company becoming a wholly owned subsidiary of HoldCo, on the terms and subject to the conditions in the Business Combination Agreement;

(ii)	(A) each issued and outstanding Class A ordinary share, par value $0.0001 per share, of CBRG (the “CBRG Class A Shares”) will be automatically cancelled, extinguished and converted into the right to receive one share of common stock, par value $0.0001 per share, of HoldCo (the “HoldCo Shares”); and (B) each issued and outstanding Class B ordinary share, par value $0.0001 per share, of CBRG (the “CBRG Class B Shares” and together with the CBRG Class A Shares, the CBRG Shares), will be automatically cancelled, extinguished and converted into the right to receive one HoldCo Share;

(iii)	each outstanding warrant to purchase one CBRG Class A Share will be automatically exchanged for a warrant to purchase one HoldCo Share; and

(iv)	(A) each warrant of the Company to purchase Company common stock will be exchanged for a warrant to purchase HoldCo Shares; (B) each warrant of the Company to purchase Company preferred stock will be exchanged for a warrant to purchase HoldCo preferred stock; (C) all promissory notes of the Company issued in connection with its June 2024 financing will be exchanged for HoldCo Series A convertible preferred stock, and any remaining issued and outstanding promissory notes of the Company will be automatically and fully cancelled; (D) each share of preferred stock, par value $0.000000001 per share, of the Company (the “Company Preferred Stock”) that is issued and outstanding will be automatically converted into shares of HoldCo preferred stock; and (E) all issued and outstanding shares of Company Common Stock (other than treasury shares and shares with respect to which appraisal rights under the Nevada law are properly exercised and not withdrawn) will be automatically cancelled, extinguished and converted into the right to receive HoldCo Shares based on the exchange ratio set forth in the Business Combination Agreement.

Prior to the closing of the Business Combination (the “Closing”), (A) HoldCo will file with the Secretary of State of the State of Nevada an amended and restated certificate of incorporation of HoldCo, and (B) the board of directors of HoldCo will approve and adopt amended and restated bylaws of HoldCo, each in a form to be mutually agreed between CBRG and the Company. Following the Business Combination, HoldCo will change its name to Phytanix, Inc. and will be a publicly listed holding company which is expected to be listed on the Nasdaq Capital Market under the ticker symbol “PHYX.”

The Business Combination is expected to close in the fourth quarter of 2024, following the receipt of the required approval by CBRG’s and the Company’s shareholders and the fulfillment of other customary closing conditions.

Consideration

Under the terms of the Business Combination Agreement, the aggregate consideration to be paid in the Business Combination is derived from an equity value of $58 million. In addition, HoldCo will issue 17,000 shares of HoldCo Series A convertible preferred stock and issue additional shares of HoldCo preferred stock in exchange for certain short term debt obligations of the Company.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Representations and Warranties; Covenants

The Business Combination Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type. HoldCo has agreed to take all action as may be necessary or appropriate such that, immediately after the Closing, HoldCo’s board of directors will consist of up to seven directors, which shall be divided into three classes and be comprised of seven individuals determined by the Company, the CBRG Sponsor and CBRG prior to the effectiveness of the Registration Statement on Form S-4 (the “Registration Statement”), two of which directors shall be designated by the Company, in consultation with CBRG and the CBRG Sponsor, two of which directors shall be designated by the CBRG Sponsor, in consultation with the Company, and three of which directors shall be mutually agreed upon by the CBRG Sponsor and the Company. In addition, the board of directors of HoldCo will adopt an equity incentive plan and an employee stock purchase plan prior to the closing of the Business Combination.

Conditions to Each Party’s Obligations

The obligation of CBRG, HoldCo, CBRG Merger Sub, Company Merger Sub and the Company to consummate the Business Combination is subject to certain customary closing conditions, including, but not limited to, (i) the absence of any order, law or other legal restraint or prohibition issued by any court of competent jurisdiction or other governmental entity of competent jurisdiction prohibiting or preventing the consummation of the transactions contemplated by the Business Combination Agreement, (ii) the effectiveness of the Registration Statement to be filed by HoldCo, in accordance with the provisions of the Securities Act of 1933, as amended (the “Securities Act”), registering certain shares of HoldCo to be issued in the Business Combination, (iii) the required approval of the Company’s stockholders, (iv) the required approval of CBRG’s shareholders, (v) HoldCo having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) after giving effect to the transactions contemplated by the Business Combination Agreement (provided such limitation has not been validly removed from the amended and restated memorandum and articles of association (the “Articles”) of CBRG prior to the Closing Date), (vi) the approval by Nasdaq of HoldCo’s initial listing application in connection with the Business Combination, (vii) entry into employment agreements with certain key Company executives, (viii) formation of a capital markets and financing advisory committee made up of certain CBRG directors, (ix) assumption or cancellation of certain existing Company and CBRG notes, and (x) entry into an agreement providing for a $100 million equity line of credit with Keystone Capital Partners, LLC or its affiliates.

Termination

The Business Combination Agreement may be terminated under certain customary and limited circumstances prior to the closing of the Business Combination, including, but not limited to, (i) by mutual written consent of CBRG and the Company, (ii) by CBRG if the representations and warranties of the Company are not true and correct or if the Company fails to perform any covenant or agreement set forth in the Business Combination Agreement (including an obligation to consummate the Closing), in each case such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods, (iii) by the Company if the representations and warranties of the Company are not true and correct or if the Company fails to perform any covenant or agreement set forth in the Business Combination Agreement (including an obligation to consummate the Closing), in each case such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods, (iv) by either CBRG or the Company if the required approvals are not obtained from CBRG shareholders after the conclusion of a meeting of CBRG’s shareholders held for such purpose at which such shareholders voted on such approvals, (v) by either CBRG or the Company, if any governmental entity of competent jurisdiction shall have issued an order permanently enjoining, restraining or otherwise prohibiting the transactions contemplated under the Business Combination Agreement and such order shall have become final and nonappealable, (vi) by CBRG if the Company does not deliver, or cause to be delivered to CBRG the written consent of the requisite shareholders of the Company adopting and approving the Business Combination and such failure is not cured within specified time periods, and (vii) by either CBRG or the Company if the transactions contemplated by the Business Combination Agreement have not been consummated on or prior to the last deadline for CBRG to consummate its initial business combination pursuant to the Articles.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

If the Business Combination Agreement is validly terminated, none of the parties to the Business Combination Agreement will have any liability or any further obligation under the Business Combination Agreement, except in the case of a willful and material breach or fraud and for customary obligations that survive the termination thereof (such as confidentiality obligations).

Sponsor Letter Agreement

Concurrently with the execution of the Business Combination Agreement, CBRG and the CBRG Sponsor, entered into a letter agreement (the “Sponsor Letter Agreement”), pursuant to which, among other things, (i) CBRG Sponsor agreed to vote its Class B Ordinary Shares in favor of each of the transaction proposals to be voted upon at the meeting of CBRG shareholders, including approval of the Business Combination Agreement and the transactions contemplated thereby, (ii) CBRG Sponsor agreed to waive any adjustment to the conversion ratio set forth in the governing documents of CBRG or any other anti-dilution or similar protection with respect to the Class B Ordinary Shares (whether resulting from the transactions contemplated by the Subscription Agreements (as defined below) or otherwise), and (iii) CBRG Sponsor agreed to be bound by certain transfer restrictions with respect to his, her or its shares in CBRG prior to the Closing.

Company Stockholder Transaction Support Agreements

Pursuant to the Business Combination Agreement, certain stockholders of the Company entered into transaction support agreements (collectively, the “Company Transaction Support Agreements”) with CBRG and the Company, pursuant to which such stockholders of the Company agreed to, among other things, (i) vote in favor of the Business Combination Agreement and the transactions contemplated thereby and (ii) be bound by certain covenants and agreements related to the Business Combination.

Investor Rights Agreement

Concurrently with the execution of the Business Combination Agreement, CBRG, HoldCo, the CBRG Sponsor, and certain Company stockholders entered into an investor rights agreement (the “Investor Rights Agreement”) pursuant to which, among other things, the CBRG Sponsor, and certain Company stockholders will be granted certain customary registration rights. Further, subject to customary exceptions set forth in the Investor Rights Agreement, the shares of HoldCo beneficially owned or owned of record by the CBRG Sponsor, certain officers and directors of CBRG and HoldCo (including any shares of HoldCo issued pursuant to the Business Combination Agreement) will be subject to a lock-up period beginning on the date the Closing occurs (the “Closing Date”) until the date that is the earlier of (i) 365 days following the Closing Date (or six months after the Closing Date if a lock up party is an independent director) or (ii) the first date subsequent to the Closing Date with respect to which the closing price of HoldCo Shares equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing Date.

Secured Loan

On June 26, 2024, Alterola Biotech, Inc. entered into a Secured Promissory Note with its subsidiary, Phytanix Bio, in the amount of $42,500 due on September 26, 2024. The agreement does not call for any interest and may be prepaid at anytime.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

2024 Financing

On June 26, 2024, certain investors (the “Financing Investors”) and the Company entered into that certain Securities Purchase Agreement pursuant to which, among other things, the Financing Investors agreed to purchase (i) certain promissory notes of the Company in the original principal amount of $4,413,650.40, (ii) certain warrants to acquire Company Common Shares, and (iii) warrants to acquire Company Series A Preferred Shares.

Loan Agreement

On June 26, 2024, the Company agreed to loan CBRG $1,590,995.12, pursuant to an unsecured non-interest bearing promissory note (the “Bridge Financing Note”). The maturity date of the Bridge Financing Note is the later of (x) June 29, 2025 and (y) the consummation of the CBRG’s initial business combination. The Bridge Financing Note may not be repaid with funds from the trust account that CBRG established for the benefit of its public holders. The proceeds from the Bridge Financing Note will be used (i) to pay off certain working capital loans issued by CBRG to Fulton AC I LLC, (ii) to pay for certain fees and expenses incurred in connection with the transactions contemplated in the Bridge Financing Note and CBRG’s initial business combination and (iii) for other general corporate purposes.

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

In November 2021, we acquired assets and IP from C2 Wellness Corporation. The consideration paid was 24,000,000 ABTI shares. On September 08, 2023, we agreed to sell the same assets and IP to C2 Wellness Corporation for a total of 29,015,993 of our shares

Additionally, we may consider entering into Joint Venture Partnerships, or acquire companies (or be acquired) with complimentary portfolios or enter into Licensing Agreements to enhance the product portfolio. These are strategies the Company may implement and any such opportunities will be assessed on a case by case basis and on their merit at the time.

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

Results of Operations for the Three Months Ended June 30, 2024 and 2023

We have generated no revenues since inception and we do not anticipate earning revenue until such time that we are able to market and sell our ingredients and / or products / medicines.

We incurred operating expenses of $447,373 for the three months ended June 30, 2024, as compared with $585,200 for the same period ended 2023.

Our operating expenses for the three months ended June 30, 2024 were mainly the result of $289,058 in consulting fees, $79,930 in accounting and audit fees and $43,663 in salaries and wages. By contrast, our operating expenses for the three months ended June 30, 2023 were mainly the result of $317,741 in consulting fees, $171,000 in directors fees, $48,938 in accounting and audit fees and $35,939 in salaries and wages.

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

We had other income of $28,075 for the three months ended June 30, 2024, as a result of a gain on conversion, compared with $138,163 in other income for the same period ended June 30, 2023 as a result of the gain on the conversion of note.

We recorded a net loss of $419,298 for the three months ended June 30, 2024, as compared with $447,037 for the same period ended 2023.

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

Liquidity and Capital Resources

As of June 30, 2024, we had $11,966 in current assets, consisting mostly of cash in bank and inventories, and current liabilities of $1,507,635. We had a working capital deficit of $1,495,669 as of June 30, 2024, compared with a working capital deficit of $1,329,601 as of March 31, 2024.

We had cash provided by operating activities of $55,562 for the three months ended June 30, 2024, as compared with cash provided by operations of $310,821 for the same period ended 2023. Our positive operating cash flow the three months ended June 30, 2024 was mainly the result of a stock issued for services and release of accruals, offset by net loss and changes in operating assets and liabilities. Our positive operating cash flow the three months ended June 30, 2023 was mainly the result of a net loss offset by shares issued for services and net changes in operating assets and liabilities.

There was no cash used in investing activities for the three months ended June 30, 2024 as compared to $166,852 for the three months ended June 30, 2023. The cash used in investing for 2023 was related to the acquisition of patent production rights from Alinova Biosciences, Ltd.

Financing activities provided $6,144 for the three months ended June 30, 2024, as a result of related party notes. Financing activities used $38,535  for the three months ended June 30, 2023, as a result of related party notes offset by the conversion of a related party convertible note.

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

Off Balance Sheet Arrangements

As of June 30, 2024, we had no off-balance sheet arrangements.

Going Concern

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have negative working capital of $1,495,669 as of June 30, 2024, and have incurred losses since inception of $12,835,373. We expect to incur further losses in the development of our business and have been dependent on funding operations from inception. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2024. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2024, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On May 9, 2024, 2024, the Company issued a total 39,000,000 shares to Long Eight Limited in exchange for services provided to the company at a price per share of $0.0037 US dollars.

On May 16, 2024, the Company issued a total 18,000,000 shares to Long Eight Limited in exchange for services provided to the company at a price per share of $0.0033 US dollars.

On May 9, 2024, the Company issued a total of 7,812,500 shares to Guy Webber in lieu of services provided to the company as per his employment contract, at a price per share of $0.0037 US dollars.

On May 9, 2024, the Company issued a total of 5,000,000 shares to Nathan Thompson in lieu of payment for Director Services provided to the company for the period July 01, 2023 to March 31, 2024, at a price per share of $0.0037 US dollars

On May 9, 2024, the Company issued a total of 5,000,000 shares to Ning Qu in lieu of payment for Director Services provided to the company for the period July 1, 2023 to March 31, 2024, at a price per share of $0.0037 US dollars

On May 9, 2024, the Company issued a total of 5,000,000 shares to Michael Hunter Land in lieu of payment for Director Services provided to the company for the period July 01, 2023 to March 31, 2024 at a price per share of $0.0037 US dollars

On May 9, 2024, the Company issued a total of 5,000,000 shares to Daniel Reshef in lieu of payment for Director Services provided to the company for the period July 01, 2023 to March 31, 2024 at a price per share of $0.0037 US dollars.

On August 13, 2024, the Company issued a total of 2,114,666 shares to Guy Webber in lieu of services provided to the company as per his employment contract.

On August 13, 2024, the shares which were held in escrow as part payment for services provided by Bridgeway Capital Partners as per an agreement dated June 24, 2022, were returned to Alterola Company Treasury, as Bridgeway Capital Partners waived their right to this payment.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

On July 22, 2024, Chain Bridge I, a Cayman Islands exempted company (“CBRG”), CB Holdings, Inc., a Nevada corporation (“HoldCo”), CB Merger Sub 1, a Cayman Islands exempted company (“CBRG Merger Sub”), Phytanix Bio, a Nevada corporation (the “Company”), and wholly owned subsidiary of Alterola Biotech, Inc., a Nevada corporation, and CB Merger Sub 2, Inc., a Nevada corporation (“Company Merger Sub”), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”).

Phytanix Bio is a subsidiary of Alterola Biotech, Inc., and Phytanix is the parent company of ABTI Pharma, which holds the subsidiaries, Ferven and Phyto. Phytanix Bio is an innovative pharmaceutical company dedicated to the development of therapeutics based on cannabinoid and cannabinoid-like molecules. CBRG is a special purpose acquisition company formed for the purpose of acquiring or merging with one or more businesses. Upon closing of the transaction, expected to occur in the fourth quarter of 2024, the combined company will be named Phytanix Inc., and its common stock is expected to be listed on the Nasdaq Capital Market under the ticker symbol “PHYX.”

The Business Combination

The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the Company and CBRG. The Business Combination Agreement provides for, among other things, the consummation of the following transactions (the transactions contemplated by the Business Combination Agreement, collectively, the “Business Combination”):

(i)	CBRG Merger Sub will merge with and into CBRG (the “CBRG Merger”) and Company Merger Sub will merge with and into the Company (the “Company Merger” and, together with the CBRG Merger, the “Mergers”), with CBRG and the Company surviving the Mergers and, after giving effect to such Mergers, each of CBRG and the Company becoming a wholly owned subsidiary of HoldCo, on the terms and subject to the conditions in the Business Combination Agreement;

(ii)	(A) each issued and outstanding Class A ordinary share, par value $0.0001 per share, of CBRG (the “CBRG Class A Shares”) will be automatically cancelled, extinguished and converted into the right to receive one share of common stock, par value $0.0001 per share, of HoldCo (the “HoldCo Shares”); and (B) each issued and outstanding Class B ordinary share, par value $0.0001 per share, of CBRG (the “CBRG Class B Shares” and together with the CBRG Class A Shares, the CBRG Shares), will be automatically cancelled, extinguished and converted into the right to receive one HoldCo Share;

(iii)	each outstanding warrant to purchase one CBRG Class A Share will be automatically exchanged for a warrant to purchase one HoldCo Share; and

(iv)	(A) each warrant of the Company to purchase Company common stock will be exchanged for a warrant to purchase HoldCo Shares; (B) each warrant of the Company to purchase Company preferred stock will be exchanged for a warrant to purchase HoldCo preferred stock; (C) all promissory notes of the Company issued in connection with its June 2024 financing will be exchanged for HoldCo Series A convertible preferred stock, and any remaining issued and outstanding promissory notes of the Company will be automatically and fully cancelled; (D) each share of preferred stock, par value $0.000000001 per share, of the Company (the “Company Preferred Stock”) that is issued and outstanding will be automatically converted into shares of HoldCo preferred stock; and (E) all issued and outstanding shares of Company Common Stock (other than treasury shares and shares with respect to which appraisal rights under the Nevada law are properly exercised and not withdrawn) will be automatically cancelled, extinguished and converted into the right to receive HoldCo Shares based on the exchange ratio set forth in the Business Combination Agreement.

Prior to the closing of the Business Combination (the “Closing”), (A) HoldCo will file with the Secretary of State of the State of Nevada an amended and restated certificate of incorporation of HoldCo, and (B) the board of directors of HoldCo will approve and adopt amended and restated bylaws of HoldCo, each in a form to be mutually agreed between CBRG and the Company. Following the Business Combination, HoldCo will change its name to Phytanix, Inc. and will be a publicly listed holding company which is expected to be listed on the Nasdaq Capital Market under the ticker symbol “PHYX.”

The Business Combination is expected to close in the fourth quarter of 2024, following the receipt of the required approval by CBRG’s and the Company’s shareholders and the fulfillment of other customary closing conditions.

Consideration

Under the terms of the Business Combination Agreement, the aggregate consideration to be paid in the Business Combination is derived from an equity value of $58 million. In addition, HoldCo will issue 17,000 shares of HoldCo Series A convertible preferred stock and issue additional shares of HoldCo preferred stock in exchange for certain short term debt obligations of the Company.

Representations and Warranties; Covenants

The Business Combination Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type. HoldCo has agreed to take all action as may be necessary or appropriate such that, immediately after the Closing, HoldCo’s board of directors will consist of up to seven directors, which shall be divided into three classes and be comprised of seven individuals determined by the Company, the CBRG Sponsor and CBRG prior to the effectiveness of the Registration Statement on Form S-4 (the “Registration Statement”), two of which directors shall be designated by the Company, in consultation with CBRG and the CBRG Sponsor, two of which directors shall be designated by the CBRG Sponsor, in consultation with the Company, and three of which directors shall be mutually agreed upon by the CBRG Sponsor and the Company. In addition, the board of directors of HoldCo will adopt an equity incentive plan and an employee stock purchase plan prior to the closing of the Business Combination.

Conditions to Each Party’s Obligations

The obligation of CBRG, HoldCo, CBRG Merger Sub, Company Merger Sub and the Company to consummate the Business Combination is subject to certain customary closing conditions, including, but not limited to, (i) the absence of any order, law or other legal restraint or prohibition issued by any court of competent jurisdiction or other governmental entity of competent jurisdiction prohibiting or preventing the consummation of the transactions contemplated by the Business Combination Agreement, (ii) the effectiveness of the Registration Statement to be filed by HoldCo, in accordance with the provisions of the Securities Act of 1933, as amended (the “Securities Act”), registering certain shares of HoldCo to be issued in the Business Combination, (iii) the required approval of the Company’s stockholders, (iv) the required approval of CBRG’s shareholders, (v) HoldCo having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) after giving effect to the transactions contemplated by the Business Combination Agreement (provided such limitation has not been validly removed from the amended and restated memorandum and articles of association (the “Articles”) of CBRG prior to the Closing Date), (vi) the approval by Nasdaq of HoldCo’s initial listing application in connection with the Business Combination, (vii) entry into employment agreements with certain key Company executives, (viii) formation of a capital markets and financing advisory committee made up of certain CBRG directors, (ix) assumption or cancellation of certain existing Company and CBRG notes, and (x) entry into an agreement providing for a $100 million equity line of credit with Keystone Capital Partners, LLC or its affiliates.

Termination

The Business Combination Agreement may be terminated under certain customary and limited circumstances prior to the closing of the Business Combination, including, but not limited to, (i) by mutual written consent of CBRG and the Company, (ii) by CBRG if the representations and warranties of the Company are not true and correct or if the Company fails to perform any covenant or agreement set forth in the Business Combination Agreement (including an obligation to consummate the Closing), in each case such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods, (iii) by the Company if the representations and warranties of the Company are not true and correct or if the Company fails to perform any covenant or agreement set forth in the Business Combination Agreement (including an obligation to consummate the Closing), in each case such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods, (iv) by either CBRG or the Company if the required approvals are not obtained from CBRG shareholders after the conclusion of a meeting of CBRG’s shareholders held for such purpose at which such shareholders voted on such approvals, (v) by either CBRG or the Company, if any governmental entity of competent jurisdiction shall have issued an order permanently enjoining, restraining or otherwise prohibiting the transactions contemplated under the Business Combination Agreement and such order shall have become final and nonappealable, (vi) by CBRG if the Company does not deliver, or cause to be delivered to CBRG the written consent of the requisite shareholders of the Company adopting and approving the Business Combination and such failure is not cured within specified time periods, and (vii) by either CBRG or the Company if the transactions contemplated by the Business Combination Agreement have not been consummated on or prior to the last deadline for CBRG to consummate its initial business combination pursuant to the Articles.

If the Business Combination Agreement is validly terminated, none of the parties to the Business Combination Agreement will have any liability or any further obligation under the Business Combination Agreement, except in the case of a willful and material breach or fraud and for customary obligations that survive the termination thereof (such as confidentiality obligations).

A copy of the Business Combination Agreement is attached as Exhibit 2.1 hereto and is incorporated herein by reference. The foregoing description of the Business Combination Agreement and the transactions contemplated thereby is qualified in its entirety by reference thereto. The Business Combination Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of the Business Combination Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The representations, warranties and covenants in the Business Combination Agreement are also modified in important part by the underlying disclosure schedules which are not filed publicly and which are subject to a contractual standard of materiality different from that generally applicable to stockholders and were used for the purpose of allocating risk among the parties rather than establishing matters as facts. The Company does not believe that these schedules contain information that is material to an investment decision.

Sponsor Letter Agreement

Concurrently with the execution of the Business Combination Agreement, CBRG and the CBRG Sponsor, entered into a letter agreement (the “Sponsor Letter Agreement”), pursuant to which, among other things, (i) CBRG Sponsor agreed to vote its Class B Ordinary Shares in favor of each of the transaction proposals to be voted upon at the meeting of CBRG shareholders, including approval of the Business Combination Agreement and the transactions contemplated thereby, (ii) CBRG Sponsor agreed to waive any adjustment to the conversion ratio set forth in the governing documents of CBRG or any other anti-dilution or similar protection with respect to the Class B Ordinary Shares (whether resulting from the transactions contemplated by the Subscription Agreements (as defined below) or otherwise), and (iii) CBRG Sponsor agreed to be bound by certain transfer restrictions with respect to his, her or its shares in CBRG prior to the Closing.

Company Stockholder Transaction Support Agreements

Pursuant to the Business Combination Agreement, certain stockholders of the Company entered into transaction support agreements (collectively, the “Company Transaction Support Agreements”) with CBRG and the Company, pursuant to which such stockholders of the Company agreed to, among other things, (i) vote in favor of the Business Combination Agreement and the transactions contemplated thereby and (ii) be bound by certain covenants and agreements related to the Business Combination.

The form of the Company Transaction Support Agreement is filed with this Quarterly Report as Exhibit 10.1 and is incorporated herein by reference, and the foregoing description of the Financing Agreement is qualified in its entirety by reference thereto.

Investor Rights Agreement

Concurrently with the execution of the Business Combination Agreement, CBRG, HoldCo, the CBRG Sponsor, and certain Company stockholders entered into an investor rights agreement (the “Investor Rights Agreement”) pursuant to which, among other things, the CBRG Sponsor, and certain Company stockholders will be granted certain customary registration rights. Further, subject to customary exceptions set forth in the Investor Rights Agreement, the shares of HoldCo beneficially owned or owned of record by the CBRG Sponsor, certain officers and directors of CBRG and HoldCo (including any shares of HoldCo issued pursuant to the Business Combination Agreement) will be subject to a lock-up period beginning on the date the Closing occurs (the “Closing Date”) until the date that is the earlier of (i) 365 days following the Closing Date (or six months after the Closing Date if a lock up party is an independent director) or (ii) the first date subsequent to the Closing Date with respect to which the closing price of HoldCo Shares equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing Date.

The form of the Investor Rights Agreement is filed with this Quarterly Report as Exhibit 10.2 and is incorporated herein by reference, and the foregoing description of the Investor Rights Agreement is qualified in its entirety by reference thereto.

Secured Loan

On June 26, 2024, Alterola Biotech, Inc. entered into a Secured Promissory Note with its subsidiary, Phytanix Bio, in the amount of $42,500 due on September 26, 2024. The agreement does not call for any interest and may be prepaid at anytime.

The form of the Secured Promissory Note is filed with this Quarterly Report as Exhibit 4.1 and is incorporated herein by reference, and the foregoing description of the Secured Promissory Note is qualified in its entirety by reference thereto.

2024 Financing

On June 26, 2024, certain investors (the “Financing Investors”) and the Company entered into that certain Securities Purchase Agreement pursuant to which, among other things, the Financing Investors agreed to purchase (i) certain promissory notes of the Company in the original principal amount of $4,413,650.40, (ii) certain warrants to acquire Company Common Shares, and (iii) warrants to acquire Company Series A Preferred Shares.

The form of the Securities Purchase Agreement, the form of Bridge Financing Note, the form of Common Stock Purchase Warrant and the forms of Preferred Stock Purchase Warrants in the 2024 Financing are filed with this Quarterly Report as Exhibits 10.3, 4.3, 4.4, 4.5 and 4.6 are incorporated herein by reference, and the foregoing description of such documents is qualified in its entirety by reference thereto.

Loan Agreement

On June 26, 2024, the Company agreed to loan CBRG $1,590,995.12, pursuant to an unsecured non-interest bearing promissory note (the “Bridge Financing Note”). The maturity date of the Bridge Financing Note is the later of (x) June 29, 2025 and (y) the consummation of the CBRG’s initial business combination. The Bridge Financing Note may not be repaid with funds from the trust account that CBRG established for the benefit of its public holders. The proceeds from the Bridge Financing Note will be used (i) to pay off certain working capital loans issued by CBRG to Fulton AC I LLC, (ii) to pay for certain fees and expenses incurred in connection with the transactions contemplated in the Bridge Financing Note and CBRG’s initial business combination and (iii) for other general corporate purposes.

The form of the Bridge Financing Note is filed with this Quarterly Report as Exhibit 4.2 and is incorporated herein by reference, and the foregoing description of the Bridge Financing Note is qualified in its entirety by reference thereto.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
2.1 **	Business Combination Agreement, dated July 22, 2024
4.1**	Secured Promissory Note, dated June 26, 2024
4.2**	Form of Bridge Financing Note, dated June 26, 2024
4.3**	Form of Promissory Note in 2024 Financing
4.4**	Form of Common Stock Purchase Warrant in 2024 Financing
4.5**	Form of Series A Preferred Stock Purchase Warrant in 2024 Financing
4.6**	Form of Series B Preferred Stock Purchase Warrant in 2024 Financing
10.1**	Form of Company Shareholder Transaction Support Agreement
10.2**	Form of Investor Rights Agreement
10.3**	Securities Purchase Agreement in 2024 Financing
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterola Biotech, Inc.

Date:	August 15, 2024

By: /s/ David Hitchcock David Hitchcock Title: Chief Executive Officer (Principal Executive Officer) and Director

Date:	August 15, 2024

By: /s/ Timothy Rogers Timothy Rogers Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Chairman, and Director

