Form 10-Q/A
period 2024-06-30
ALTEROLA BIOTECH INC.
filed 2024-11-25
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.

☐	Large accelerated Filer	☐	Accelerated Filer
☒	Non-accelerated Filer	☒	Smaller reporting company
		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,459,502,018 shares as of November 15, 2024.

Explanatory Note

Alterola Biotech, Inc. (the “Company”) is filing this Amendment No.1 on Form 10-Q/A for the three months ended June 30, 2024 (this “Form 10-Q/A”).

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2024, as filed with the Securities and Exchange Commission (“SEC”) on August 15, 2024 (the “Original Filing”). This Form 10-Q/A is being filed to restate the Company’s unaudited condensed consolidated financial statements for the three months ended June 30, 2024.

The Management identified an error related to the consolidation of its newly formed subsidiary, Phytanix Bio, which was not included in the consolidated results of the Company for the three months ended June 30, 2024. The restatement reflects the inclusion of Phytanix Bio in the consolidated results of the Company, which increased the Company’s cash, notes payable, accumulated deficit, operating expenses, and net loss. These adjustments were evaluated by management in accordance with SEC Staff Accounting Bulletin Topic 1M, “Materiality” and management determined the effects of the restatement to be material. Additionally, the Company made additional non-material changes. Accordingly, the Company restated its unaudited consolidated financial statements to include the financial position and results of operations of its newly formed subsidiary, Phytanix Bio since its inception, which occurred during the three months ended June 30, 2024, and other immaterial changes, and is filing this Amendment No. 1 (the “Amendment”) to the Original Filing to:

(i)

Amend and restate Part I, Item 1 - Financial Statements to include the financial position and results of operations of its subsidiary, Phytanix Bio since its inception, which occurred during the three months ended June 30, 2024, and other immaterial changes, in the Interim Financial Statements;

(ii)	Amend and restate Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations due to the restatement referenced in clause (i);
(iii)	Amend and restate Part II, Item 6 - Exhibits to provide updated certifications; and
(iv)	Correct certain typographical errors contained in the Original Filing.

Please see Note 11 - Restatement contained in the Notes to Unaudited Consolidated Financial Statements.

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this Form 10-Q/A (Exhibits 31.1, 31.2, and 32.1).

Except as otherwise described above and as otherwise set forth in this Form 10-Q/A, this Form 10-Q/A does not amend, modify or update any other information contained in the Original Filing. This Form 10-Q/A does not purport to reflect any information or events subsequent to the Original Filing, except as expressly described herein. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing. Among other things, forward-looking statements and risk factor disclosure in the Original 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements and risk factors should be read in their historical context.

PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTEROLA BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024 AND MARCH 31, 2024

 Restated

	June 30, 2024	March 31, 2024
	(Unaudited)	(Audited)*
ASSETS	(Restated)
Current assets:
Cash in bank	$714,263	$2,654
Inventories	1,011	1,009

Total current assets	715,274	3,663

Long-term assets:
Deferred offering costs	259,951	-

Total Assets	$975,225	$3,663

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
Current liabilities:
Notes payable, net	$959,479	$-
Accounts payable	868,248	825,210
Accrued liabilities	460,364	362,451
Accrued liabilities, related party	200	-
Loans payable, related party	151,751	145,603

Total current liabilities	2,440,042	1,333,264

Total liabilities	2,440,042	1,333,264

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, respectively; 10,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2024 and March 31, 2024	-	-
Common stock, $0.001 par value, respectively; 2,000,000,000 authorized; 1,467,475,452 and 1,382,662,949 shares issued outstanding as of June 30, 2024 and March 31, 2024, respectively	1,467,485	1,382,663
Additional paid in capital	10,102,891	9,663,951
Accumulated deficit	(12,981,903)	(12,416,075)
Accumulated other comprehensive income	35,629	39,860
Total stockholders' deficit attributable to owners of the parent	(1,375,898)	(1,329,601)

Non-controlling interest	(88,919)	-
Total stockholder’s deficit	(1,464,817)	(1,329,601)

Total liabilities and stockholders' deficit	$975,225	$3,663

* Derived from audited information

See accompanying notes to unaudited consolidated financial statements

ALTEROLA BIOTECH, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(Restated)

	Three Months Ended	Three Months Ended
	June 30, 2024	June 30, 2023
	(Restated)
REVENUES	$-	$-

OPERATING EXPENSES:
Accounting and audit fees	122,430	48,938
Professional fees	2,301	5,290
Research and Development	19,135	-
Legal Fees	72,781	-
Directors Fees	-	171,000
Consulting Fees	379,058	317,741
Salaries and wages	43,663	35,939
General and administrative - other	43,454	6,292
TOTAL OPERATING EXPENSES	682,822	585,200

LOSS FROM OPERATIONS	(682,822)	(585,200)

OTHER INCOME (EXPENSES):
Gain on conversion of debt	-	138,163
Exchange differences	28,075	-
TOTAL OTHER INCOME (EXPENSE)	28,075	138,163

LOSS BEFORE INCOME TAXES	(654,747)	(447,037)

PROVISION FOR INCOME TAXES	-

NET LOSS	(654,747)	(447,037)

Net loss of subsidiaries attributable to noncontrolling interest	(88,919)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(565,828)	$(447,037)

NET LOSS PER SHARE:
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	1,429,742,622	807,047,948

COMPREHENSIVE LOSS:
Net loss	$(654,747)	$(447,037)

Other comprehensive loss:
Unrealized foreign currency translation gain	(4,231)	(77,779)
Comprehensive loss	$(658,978)	$(524,816)

See accompanying notes to unaudited consolidated financial statements

ALTEROLA BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(Restated)

								Total
								Stockholders'
								Equity
						Accumulated		(Deficit)
	Common Stock		Treasury Shares		Additional	Other		attributable to	Non-	Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Comprehensive	Accumulated	the owners of	Controlling	stockholder’s
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	the parent	Interest	deficit
Balances March 31, 2023	807,047,948	$807,048	-	$-	$18,927,919	$67,873	$(10,041,696)	$9,761,144	$-	$9,761,144
Shares reclaimed into treasury shares	(44,064,000)	(44,064)	44,064,000	$44,064	-	-	-	-	-	-
Shares issued for settlement of debt	476,000	476	(476,000)	(476)	157,339	-	-	157,339	-	157,339
Shares issued for exercise of warrants	13,500,000	13,500	(13,500,000)	(13,500)	-	-	-	-	-	-
Shares issued for acquisition of Alinova Biosciences	5,000,000	5,000	(5,000,000)	(5,000)	295,000	-	-	295,000	-	295,000
Shares issued for services	16,088,000	16,088	(16,088,000)	(16,088)	305,672	-	-	305,672	-	305,672
Shares issued for services - directors	9,000,000	9,000	(9,000,000)	(9,000)	171,000	-	-	171,000	-	171,000
Foreign currency translation	-	-	-	-	-	(77,779)	-	(77,779)	-	(77,779)
Net loss for the period ended June 30, 2023	-	-	-	-	-	-	(447,037)	(447,037)	-	(447,037)
Balances, June 30, 2023	807,047,948	$807,048	-	$-	$19,856,930	$(9,906)	$(10,488,733)	$10,165,339	$-	$10,165,339

								Total
								Stockholders'
								Equity
						Accumulated		(Deficit)
	Common Stock		Treasury Shares		Additional	Other		attributable to	Non-	Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Comprehensive	Accumulated	the owners of	Controlling	stockholder’s
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	the parent	Interest	deficit
Balances March 31, 2024	1,382,662,949	$1,382,663	-	$-	$9,663,951	$39,860	$(12,416,075)	$(1,329,601)	$-	$(1,329,601)
Change in foreign currency	-	-	-	-	-	(4,231)	-	(4,231)	-	(4,231)
Warrants issued with convertible notes	-	-	-	-	216,927		-	216,927	-	216,927
Shares issued for services - Directors	20,000,000	20,000	-	-	54,000		-	74,000	-	74,000
Shares issued for back wages	7,812,500	7,822	-	-	21,113		-	28,935	-	28,935
Cash received for founders shares					200			200		200
Shares issued for services	57,000,000	57,000	-	-	146,700		-	203,700	-	203,700
Net loss for the period	-	-	-	-	-	-	(565,828)	(565,828)	(88,919)	(654,747)
Balances, June 30, 2024 (Restated)	1,467,475,449	$1,467,485	-	$-	$10,102,891	$35,629	$(12,981,903)	$(1,375,898)	$(88,919)	$(1,464,817)

See accompanying notes to unaudited consolidated financial statements

ALTEROLA BIOTECH, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,
	2024	2023
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(654,747)	$(447,037)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Shares issued for outside services	203,700	305,672
Stock to directors	74,000	171,000
Shares issued for back wages	28,935	-
Shares issued for settlement of debt	-	157,339
Changes in: operating assets and liabilities:
Inventories	(2)	(19)
VAT Receivable	-	36,426
Accounts Payable	43,038	64,259
Accrued liabilities	97,913	23,181

Net cash (used in) provided by operating activities	(207,163)	310,821

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of assets	-	(166,852)
Net cash used in investing activities	-	(166,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable	1,176,406	-
Deferred offering costs	(259,951)
Proceeds from sale of common stock	200	-
Proceeds from (repayment of ) loans from related parties	6,348	(38,535)
Net cash provided by (used in) financing activities	923,003	(38,535)

NET INCREASE IN CASH	715,840	105,434

Effect of exchange rate adjustments on cash	(4,231)	(77,779)

CASH, beginning of period	2,654	8,890

CASH, end of period	$714,263	$36,545

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING INFORMATION:
Shares issued for services	$277,700	$305,762
Shares issued to directors	$-	$171,000
Shares issued for asset acquisition	$-	$295,000
Shares issued for exercise of warrants	$-	$13,500
Shares issued for conversion of notes payable	$-	$157,339
Shares issued for back wages	$28,935	$-
Increase in equity and debt discount	$216,927	$-

See accompanying notes to unaudited consolidated financial statements

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Restated)

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

On April 16, 2024, we formed a new subsidiary Phytanix Bio, with 1,000 Common shares and 17,000 Preferred Shares originally being authorized as founding shares. On May 16, 2024, Phytanix Bio amended its articles of incorporation to change the amount of authorized shares capital of Phytanix Bio to 10,000,000 common shares and 100,000 preferred shares. Additionally, we authorized the acquisition of 100% of the share capital of ABTI Pharma Ltd and subsidiaries by Phytanix Bio for the consideration of 5,000,000 Phytanix Bio shares. Phytanix Bio was formed to become the parent of ABTI Pharma Limited and its subsidiaries. Phytanix Bio was formed to execute a merger transaction with NASDAQ-listed company Chain Bridge I (NASDAQ: CBRG), which as of the date of this filing has not yet closed.

LIQUIDITY & GOING CONCERN

On June 30, 2024, the Company has negative working capital of $1,724,768, has incurred losses since inception of $12,981,903, and has not received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

(Restated)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). They include the accounts of Alterola and its wholly-owned subsidiaries ABTI Pharma, Phytotherapeutix Ltd, Ferven Ltd and its majority-owned subsidiary, Phytanix Bio. All material intercompany transactions and balances have been eliminated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2024 are not necessarily indicative of the results that can be expected for the full year. These consolidated financial statements and the notes attached hereto should be read in conjunction with the consolidated financial statements and notes included in the Company’s 10-K for its fiscal year ended March 31, 2024. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of June 30, 2024, and the results of its operations and cash flows for the three months then ended have been included.

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

Cash and Equivalents

For purposes of the consolidated statements of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Alterola’s consolidated financial instruments consist of cash, accounts payable, accrued liabilities, notes payable, and loans payable – related party. The carrying amount of these financial instruments approximates fair value (“FV”) due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

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

The carrying value of the Company’s financial assets and liabilities which consist of cash, accounts payable, accrued liabilities, and notes payable are valued using level 1 inputs. The Company believes that the recorded values approximate their FV due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

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

Foreign Currency Translation

The consolidated financial statements are presented in US Dollars. Transactions with foreign subsidiaries where US dollars are not the functional currency will be recorded in accordance with Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830 Foreign Currency Transaction. According to Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income (loss) in accordance with ASC Topic 220, Comprehensive Income. Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the consolidated statement of operations and comprehensive loss.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Restated)

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

Research and development

We engage in a variety of research and development activities to develop our technologies and work toward development of a saleable product. When it is determined that the research and development products we are creating have reached a point where saleable products are possible, these amounts are capitalized. As of June 30, 2024 and March 31, 2024 there are no capitalized research and development costs.

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

Noncontrolling interests

The Company follows ASC Topic 810, “Consolidation,” governing the accounting for and reporting of noncontrolling interests (“NCI”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCI be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially-owned consolidated subsidiary be allocated to noncontrolling interests even when such allocation might result in a deficit balance. The net loss attributed to NCI was separately designated in the accompanying unaudited consolidated statements of operations and comprehensive loss. Losses attributable to NCI in a subsidiary may exceed a NCI’s interests in the subsidiary’s equity. The excess attributable to NCI is attributed to those interests. NCI shall continue to be attributed their share of losses even if that attribution results in a deficit NCI balance.

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

(Restated)

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

NOTE 5 – ACCOUNTS PAYABLE

Accounts payable consisted of the following at June 30, 2024 and March 31, 2024

	June 30, 2024	March 31, 2024
Accounting and audit fees	$174,113	$181,955
Research and development	344,365	409,904
General and administrative	310,713	147,724
Legal fees and transfer agent	39,057	85,627
Total Accounts Payable	$868,248	$825,210

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at June 30, 2024 and March 31, 2024

	June 30, 2024	March 31, 2024
Accounting and audit fees	$56,936	$49,468
Research and development	35,576	—
General and administrative	260,368	89,508
Legal fees and transfer agent	107,484	223,475
Total Accrued Expenses	$460,364	$362,451

NOTE 7 – STOCKHOLDERS’S EQUITY (DEFICIT)

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

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Restated)

On May 9, 2024, 2024, the Company issued a total 39,000,000 shares to Long Eight Limited in exchange for services provided to the Company at a price per share of $0.0037.

On May 16, 2024, the Company issued a total 18,000,000 shares to Long Eight Limited in exchange for services provided to the Company at a price per share of $0.0033.

On May 9, 2024, the Company issued a total of 7,812,500 shares to Guy Webber in lieu of services provided to the Company as per his employment contract, at a price per share of $0.0037.

On May 9, 2024, the Company issued a total of 5,000,000 shares to Nathan Thompson in lieu of payment for Director Services provided to the Company for the period July 1, 2023 to March 31, 2024, at a price per share of $0.0037.

On May 9, 2024, the Company issued a total of 5,000,000 shares to Ning Qu in lieu of payment for Director Services provided to the Company for the period July 01, 2023 to March 31, 2024, at a price per share of $0.0037.

On May 9, 2024, the Company issued a total of 5,000,000 shares to Michael Hunter Land in lieu of payment for Director Services provided to the Company for the period July 01, 2023 to March 31, 2024 at a price per share of $0.0037.

On May 9, 2024, the Company issued a total of 5,000,000 shares to Daniel Reshef in lieu of payment for Director Services provided to the Company for the period July 01, 2023 to March 31, 2024 at a price per share of $0.0037.

During the year ended March 31, 2024, the Company reviewed the cumulative translation adjustment recorded on the financial statements and made corrections to the amount recorded for the year ended March 31, 2023 as discussed in the restatement footnote (Note 2) contained in the Company’s annual report on Form 10-K for the year ended March 31, 2024. The updated number was recorded as $67,873.

The Company has 1,467,475,452 and 1,382,662,949 shares of common stock issued and outstanding as of June 30, 2024 and March 31, 2024, respectively. There are no shares of preferred stock issued and outstanding as of June 30, 2024 and March 31, 2024, other than the Phytanix Series A preferred stock referred to below. The Company had 807,047,948 shares of common stock issued and outstanding as of June 30, 2023 and 807,047,948 shares of common stock issued and outstanding as of March 31, 2023. There were no shares of preferred stock issued and outstanding as of June 30, 2023 and March 31, 2023.

On May 16, 2024, Phytanix Bio authorized the expansion of its share capital to 10,000,000 common shares and 10,000 Preferred shares and authorized the acquisition of 100% of the share capital of ABTI Pharma Ltd by Phytanix Bio for the consideration of 5,000,000 Phytanix Bio shares. Accordingly, on May 16, 2024, pursuant to the written consent to action without a meeting of the directors of Phytanix Bio, Phytanix Bio issued 5,000,000 shares of its common stock to acquire the common stock of ABTI Pharma and its subsidiaries for cash of $200. The cash received was recorded as additional paid in capital on the statement of stockholders’ equity.

Pursuant to an Exchange Agreement (the “Agreement”) entered into on May 16, 2024, between the Company and EMC2 Capital LLC, a shareholder of Alterola Biotech, Phytanix Bio issued 800,000 shares of its common stock and 17,000 shares of its Series A preferred stock to EMC2 Capital, LLC in exchange for the return of 13,500,000 common shares of the Company. Accordingly, the Company ownership of Phytanix Bio decrease from 100% to 86.2%. As of the date of this report, the 13,500,000 shares of common stock had not been received or cancelled. This was recorded as additional paid in capital on the statement of stockholders’ equity.

NOTE 8 – NOTES PAYABLE

On June 30, 2024 and March 31, 2024, notes payable, net consisted of the following:

	June 30, 2024	March 31, 2024

Notes payable – current	$1,809,337	$-
Total notes payable	1,809,337	-
Less: debt discount	(849,858)	-
Notes payable, net	$959,479	$-

On June 26, 2024, certain investors (the “Financing Investors”) and Phytanix Bio entered into certain Securities Purchase Agreements pursuant to which, among other things, the Financing Investors agreed to purchase (i) certain promissory notes of Phytanix Bio in the original principal amount of $4,413,650.40, (ii) certain warrants to acquire Phytanix Bio’s common shares (Common Warrants”), and (iii) warrants to acquire Phytanix Bio’s Series A Preferred Shares. As of June 30, 2024, Phytanix Bio closed on a portion of the Securities Purchase Agreements, pursuant to which the Company issued and sold to the Financing Investors (i) promissory notes in the principal amount of $1,809,337 and (ii) three-year warrants to purchase up to 180,933 shares of the Company’s common stock at an initial exercise price of $11.00 per share, subject to adjustment.  Phytanix Bio received net proceeds of $1,176,406, net of offering costs and expenses of $632,931. The notes are non-interest bearing and have a maturity date of June 29, 2025.

The 180,933 Common Warrants were valued at $216,927, or $1.20, and using the relative fair value method, the Company recorded a debt discount of $216,927 to be amortized into interest expense over the life of the notes.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Restated)

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

During the period ended June 30, 2024, a shareholder made advances to the Company to fund operating expenses in the amount of $6,348. These advances are non – interest bearing and have no specified terms of repayment.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company analyzed its operations subsequent to June 30, 2024 to the date these financial statements were issued and determined it does not have any material subsequent events to disclose in these financial statements, except as noted below.

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

On August 30, 2024, the Company borrowed $310,000 from FLUFFY’S WORLD, LLC – FWP3, a Delaware series limited liability company, under the terms of a convertible promissory note (the “Note”) for working capital.  The details of the loan are as per the 8K issued by the Company on September 12, 2024.

On September 24, 2024, the board of directors of Alterola Biotech, Inc. (the “Company”) determined, upon the recommendation of the Company’s management, and in consultation with the Company’s independent registered public accounting firm, that the Company should restate its previously issued financial statements for quarter ended June 30, 2024 to correct the accounting in its unaudited balance sheets for said quarter.  The restatement relates to an error in the consolidation of the Company’s subsidiaries.  The details of the restatement are as per the 8K issued by the Company on September 30, 2024.

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

Phytanix Bio is a subsidiary of Alterola Biotech, Inc., and Phytanix is the parent company of ABTI Pharma, which holds the subsidiaries, Ferven and Phytotherapeutix Ltd. Phytanix Bio is an innovative pharmaceutical company dedicated to the development of therapeutics based on cannabinoid and cannabinoid-like molecules. CBRG is a special purpose acquisition company formed for the purpose of acquiring or merging with one or more businesses. Upon closing of the transaction, expected to occur in the fourth quarter of 2024, the combined company will be named Phytanix Inc., and its common stock is expected to be listed on the Nasdaq Capital Market under the ticker symbol “PHYX.”

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

Prior to the closing of the Business Combination (the “Closing”), (A) HoldCo will file with the Secretary of State of the State of Nevada an amended and restated certificate of incorporation of HoldCo, and (B) the board of directors of HoldCo will approve and adopt amended and restated bylaws of HoldCo, each in a form to be mutually agreed between CBRG and the Company. Following the Business Combination, it is anticipated that HoldCo will change its name to Phytanix, Inc. and will be a publicly listed holding company which is expected to be listed on the Nasdaq Capital Market under the ticker symbol “PHYX.”

The Business Combination is expected to close in the first quarter of 2025, following the receipt of the required approval by CBRG’s and the Company’s shareholders and the fulfillment of other customary closing conditions.

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Restated)

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

(Restated)

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

2024 Financing

On June 26, 2024, certain Financing Investors and Phytanix Bio entered into certain Securities Purchase Agreements pursuant to which, among other things, the Financing Investors agreed to purchase (i) certain promissory notes of Phytanix Bio in the original principal amount of $4,413,650.40, (ii) certain warrants to acquire Phytanix Bio’s common shares (Common Warrants”), and (iii) warrants to acquire Phytanix Bio’s Series A Preferred Shares. During the three month ended September 30, 2024, Phytanix Bio closed on a portion of the Securities Purchase Agreements, pursuant to which the Company issued and sold to the Financing Investors (i) promissory notes in the principal amount of $1,030,980 and (ii) three-year warrants to purchase up to 103,098 shares of the Company’s common stock at an initial exercise price of $11.00 per share, subject to adjustment. Phytanix Bio received net proceeds of $1,176,406, net of offering costs and expenses of $632,931. The notes are non-interest bearing and have a maturity date of June 29, 2025. The 180,933 Common Warrants were valued at $216,927, or $1.20, and using the relative fair value method, the Company recorded a debt discount of $216,927 to be amortized into interest expense over the life of the notes.

Loan Agreements

On June 26, 2024, the Company agreed to loan CBRG $1,590,995.12, pursuant to an unsecured non-interest bearing promissory note (the “Bridge Financing Note”). The maturity date of the Bridge Financing Note is the later of (x) June 29, 2025 and (y) the consummation of the CBRG’s initial business combination. The Bridge Financing Note may not be repaid with funds from the trust account that CBRG established for the benefit of its public holders. The proceeds from the Bridge Financing Note will be used (i) to pay off certain working capital loans issued by CBRG to Fulton AC I LLC, (ii) to pay for certain fees and expenses incurred in connection with the transactions contemplated in the Bridge Financing Note and CBRG’s initial business combination and (iii) for other general corporate purposes. During the three months ended September 30, 2024, the Company lent $1,063,235 of this agreed upon loan to CBRG.

NOTE 11 – RESTATEMENT

In connection with the preparation of the Company’s unaudited consolidated financial statements for the period ended June 30, 2024, management determined that it had incorrectly accounted for its newly formed subsidiary, Phytanix Bio, in its unaudited condensed consolidated financial statements for the period ended June 30, 2024 (the “Interim Financial Statements”) and did not include Phytanix Bio in its consolidation in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, as originally filed with the SEC on August 15, 2024 (the “Original Filing”).

Accordingly, the Company restated its unaudited consolidated financial statements to include the financial position and results of operations of Phytanix Bio since its inception, which occurred during the three months ended June 30, 2024, which is included in this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for quarter ended June 30, 2024.

Accordingly, the Company’s unaudited consolidated balance sheet on June 30, 2024 and the consolidated statements of operations and comprehensive loss for the three months ended June 30, 2024 have been restated herein. The effect of correcting this error in the Company’s consolidated financial statements on June 30, 2024 and for the three months ended June 30, 2024 are shown in the table as follows:

Summary of Consolidated Balance Sheet Data (Unaudited):

	June 30, 2024
	As Previously Reported	Adjustments		As Restated
Assets:
Cash	$10,955	$703,308	(a)	$714,263
Total current assets	$11,966	$703,308	(a)	$715,274
Deferred offering costs	$-	$259,951	(b)	$259,951
Total Assets	$11,966	$963,259	(c)	$975,225

Liabilities:
Notes payable, net	$-	$959,479	(d)	$959,479
Accounts payable	$865,724	$2,524	(j)	$868,248
Accrued liabilities	$490,164	$(29,800	)(j)	$460,364
Accrued liabilities- related party	$-	$200	(j)	$200
Loan payable – related party	$151,747	$4		$151,751
Total current liabilities	$1,507,635	$932,407		$2,440,042
Total Liabilities	$1,507,635	$932,407		$2,440,042

Stockholders’ Deficit:
Common stock	$1,467,484	$1		$1,467,485
Additional paid in capital	$9,885,765	$217,126	(e)	$10,102,891
Accumulated deficit	$(12,835,373)	$(146,530	)(f)	$(12,981,903)
Noncontrolling interest	$-	$(88,919	)(I)	$(88,919)
Foreign currency translation adjustment	$(13,545)	$49,174	(j)	$35,629
Total Stockholders' Deficit	$(1,495,669)	$30,852	(g)	$(1,464,817)
Total Liabilities and Stockholders’ Deficit	$11,966	$963,259	(h)	$975,225

a)	Increase in cash balance of $703,308 which was the total cash balance of Phytanix Bio as of June 30, 2024.

b)	Increase in deferred offering costs of $259,951 paid by Phytanix Bio.

c)	Aggregate increase in total assets of $963,059 from above changes as a result of consolidating Phytanix Bio.

d)	Increase in notes payable, net of $959,479 related to the issuance of promissory notes and warrants by Phytanix Bio.

e)	Increase in additional paid in capital of $217,126 due to the addition of Phytanix Bio’s paid-in-capital attributed to the issuance of warrants in connection with promissory notes.

f)	Increase in accumulated deficit of $146,530 due to addition of Phytanix Bio’s net loss as a result of consolidating Phytanix Bio and other non-material adjustments.

g)	Increase of total stockholders’ deficit of $30,652 from above changes as a result of consolidating Phytanix Bio.

h)	Aggregate increase in total liabilities and stockholders’ deficit of $963,059 from above changes as a result of consolidating Phytanix Bio.

i)	Increase in noncontrolling interest of $88,919 due to addition of Phytanix Bio’s as a result of consolidating Phytanix Bio.

j)	Change in foreign currency translation adjustment of $49,174 due to non-material adjustments,

ALTEROLA BIOTECH, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Restated)

Summary Consolidated Statement of Operations (Unaudited):

	For the Three Months Ended June 30, 2024
	As Previously Reported	Adjustments		As Restated
Operating Expense:
Accounting and audit fees	$79,930	$42,500	(a)	$122,430
Legal fees	$281	$72,500	(a)	$72,781
Consulting fees	$289,058	$90,000	(a)	$379,058
General and administrative expenses	$13,005	$30,449	(b)	$43,454
Total Operating Expenses	$447,373	$235,449	(b)	$682,822
Loss from Operations	$(447,373)	$(235,449	)(b)	$(682,822)
Net Loss	$(419,298)	$(235,449	)(b)	$(654,747)
Net loss of subsidiaries attributable to noncontrolling interest	$-	$(88,919	)(a)	$(88,919)
Net Loss Attributable to Common Shareholders	$(419,298)	$(146,530	)(b)	$(565,828)
Comprehensive loss	$(472,703)	$(182,044)		$(654,747)

a)	Increase in various operating expenses for the three months ended June 30, 2024 due to the consolidation of Phytanix Bio.

b)	Increase in various operating expenses for the three months ended June 30, 2024 due to the consolidation of Phytanix Bio and other non-material adjustments.

Summary Consolidated Statement of Cash Flows (Unaudited):

	For the Three Months Ended June 30, 2024
	As Previously Reported	Adjustments		As Restated
Net cash (used in) provided by operating activities	$55,562	$(262,725	)(b)	$(207,163)
Net cash provided by (used in) financing activities	$6,144	$916,859	(a)	$923,003
Net Increase In Cash	$61,706	$654,134	(b)	$715,840
Effect of exchange rate adjustments on cash	$(53,405)	$49,174	(b)	$(4,231)
Cash, end of period	$10,955	$703,308	(a)	$714,263

a)	Increase in various operating expenses for the three months ended June 30, 2024 due to the consolidation of Phytanix Bio.

b)	Increase in various operating expenses for the three months ended June 30, 2024 due to the consolidation of Phytanix Bio and other non-material adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

In November 2021, we acquired assets and IP from C2 Wellness Corporation. The consideration paid was 24,000,000 ABTI shares. On September 08, 2023, we agreed to sell the same assets and IP to C2 Wellness Corporation for a total of 29,015,993 of our shares

On April 16, 2024, the Company formed a new subsidiary Phytanix Bio, with 1,000 Common shares and 17,000 Preferred Shares originally being authorized as founding shares. On May 16, 2024, Phytanix Bio amended its articles of incorporation to change the amount of authorized shares capital of Phytanix Bio to 10,000,000 common shares and 100,000 preferred shares. Additionally, the Company authorized the acquisition of 100% of the share capital of ABTI Pharma Ltd and subsidiaries by Phytanix Bio for the consideration of 5,000,000 Phytanix Bio shares. Phytanix Bio was formed to become the parent of ABTI Pharma Limited and its subsidiaries. Phytanix Bio was formed to execute a merger transaction with NASDAQ-listed company Chain Bridge I (NASDAQ: CBRG), which as of the date of this filing has not yet closed.

Additionally, we may consider entering into Joint Venture Partnerships, or acquire companies (or be acquired) with complimentary portfolios or enter into Licensing Agreements to enhance the product portfolio. These are strategies the Company may implement and any such opportunities will be assessed on a case-by-case basis and on their merit at the time.

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

We incurred operating expenses of $682,822 for the three months ended June 30, 2024, as compared with $585,200 for the same period ended 2023.

Our operating expenses for the three months ended June 30, 2024 were mainly the result of $379,058 in consulting fees, $122,430 in accounting and audit fees, legal fees of $72,781, $43,663 in salaries and wages, and general and administrative expenses of $43,454. By contrast, our operating expenses for the three months ended June 30, 2023 were mainly the result of $317,741 in consulting fees, $171,000 in directors fees, $48,938 in accounting and audit fees and $35,939 in salaries and wages. The main difference is from the increase in accounting and audit fees as a result of the Phytanix transaction.

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

We recorded a net loss of 654,747 for the three months ended June 30, 2024, as compared with $447,037 for the same period ended 2023.

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

Liquidity and Capital Resources

As of June 30, 2024, we had $715,274 in current assets, consisting mostly of cash in bank of $714,263 and inventories, and current liabilities of $2,440,042. We had a working capital deficit of $1,724,768 as of June 30, 2024, compared with a working capital deficit of $1,329,601 as of March 31, 2024.

We had cash used in operating activities of $207,163 for the three months ended June 30, 2024, as compared with cash provided by operations of $310,821 for the same period ended 2023. Our negative operating cash flow the three months ended June 30, 2024 was mainly the result our net loss of $654,747, adjustment for the add back of non-cash expenses related to stock issued for services aggregating $306,635, and changes in operating assets and liabilities such as an increase in accounts payable of $43,038 and accrued liabilities of $97,913. Our positive operating cash flow the three months ended June 30, 2023 was mainly the result of a net loss offset by shares issued for services and net changes in operating assets and liabilities.

There was no cash used in investing activities for the three months ended June 30, 2024 as compared to $166,852 for the three months ended June 30, 2023. The cash used in investing for 2023 was related to the acquisition of patent production rights from Alinova Biosciences, Ltd.

Financing activities provided $923,003 for the three months ended June 30, 2024, as a result of related party notes and advances of $6,348 and net proceeds from notes payable of $1,176,406, offset by cash used in financing activities of $259,951 related to the payment of deferred offering costs. Financing activities used $38,535 for the three months ended June 30, 2023, as a result of related party notes offset by the conversion of a related party convertible note.

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

Going Concern

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have negative working capital of $1,724,768 as of June 30, 2024, and have incurred losses since inception of $12,981,903. We expect to incur further losses in the development of our business and have been dependent on funding operations from inception. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q/A, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending March 31, 2025: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 1A: Risk Factors

Please see the Risk Factors contained in our Annual Report on Form 10-K filed with the SEC on July 18, 2024, which are incorporated herein by reference.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 22, 2024, Chain Bridge I, a Cayman Islands exempted company (“CBRG”), CB Holdings, Inc., a Nevada corporation (“HoldCo”), CB Merger Sub 1, a Cayman Islands exempted company (“CBRG Merger Sub”), Phytanix Bio, a Nevada corporation (the “Company”), and majority owned subsidiary of Alterola Biotech, Inc., a Nevada corporation, and CB Merger Sub 2, Inc., a Nevada corporation (“Company Merger Sub”), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”).

Phytanix Bio is a subsidiary of Alterola Biotech, Inc., and Phytanix is the parent company of ABTI Pharma, which holds the subsidiaries, Ferven and Phyto. Phytanix Bio is an innovative pharmaceutical company dedicated to the development of therapeutics based on cannabinoid, cannabinoid-like and non-cannabinoid molecules. CBRG is a special purpose acquisition company formed for the purpose of acquiring or merging with one or more businesses. Upon closing of the transaction, expected to occur in the first quarter of 2025, the combined company will be named Phytanix Inc., and its common stock is expected to be listed on the Nasdaq Capital Market under the ticker symbol “PHYX.”

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

Prior to the closing of the Business Combination (the “Closing”), (A) HoldCo will file with the Secretary of State of the State of Nevada an amended and restated certificate of incorporation of HoldCo, and (B) the board of directors of HoldCo will approve and adopt amended and restated bylaws of HoldCo, each in a form to be mutually agreed between CBRG and the Company. Following the Business Combination, it is anticipated that HoldCo will change its name to Phytanix, Inc. and will be a publicly listed holding company which is expected to be listed on the Nasdaq Capital Market under the ticker symbol “PHYX.”

The Business Combination is expected to close in the first quarter of 2025, following the receipt of the required approval by CBRG’s and the Company’s shareholders and the fulfillment of other customary closing conditions.

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

Secured Loan

On June 26, 2024, Alterola Biotech, Inc. entered into a Secured Promissory Note with its subsidiary, Phytanix Bio.

The form of the Secured Promissory Note is filed with our Quarterly Report on Form 10-Q for the period ended June 30, 2024 as Exhibit 4.1 and is incorporated herein by reference, and the foregoing description of the Secured Promissory Note is qualified in its entirety by reference thereto.

2024 Financing

On June 26, 2024, certain investors (the “Financing Investors”) and Phytanix Bio entered into certain Securities Purchase Agreements pursuant to which, among other things, the Financing Investors agreed to purchase (i) certain promissory notes of Phytanix Bio in the original principal amount of $4,413,650.40, (ii) certain warrants to acquire Phytanix Bio’s common shares (Common Warrants”), and (iii) warrants to acquire Phytanix Bio’s Series A Preferred Shares. As of June 30, 2024, Phytanix Bio closed on a portion of the Securities Purchase Agreements, pursuant to which the Company issued and sold to the Financing Investors (i) promissory notes in the principal amount of $1,809,337 and (ii) three-year warrants to purchase up to 180,933 shares of the Company’s common stock at an initial exercise price of $11.00 per share, subject to adjustment.  Phytanix Bio received net proceeds of $1,176,406, net of offering costs and expenses of $632,931. The notes are non-interest bearing and have a maturity date of June 29, 2025.

The form of the Securities Purchase Agreement, the form of Bridge Financing Note, the form of Common Stock Purchase Warrant and the forms of Preferred Stock Purchase Warrants in the 2024 Financing are filed with our Quarterly Report on Form 10-Q for the period ended June 30, 2024 as Exhibits 10.3, 4.3, 4.4, 4.5 and 4.6 are incorporated herein by reference, and the foregoing description of such documents is qualified in its entirety by reference thereto.

Loan Agreement

On June 26, 2024, the Company agreed to loan CBRG $1,590,995.12, pursuant to an unsecured non-interest bearing promissory note (the “Bridge Financing Note”). The maturity date of the Bridge Financing Note is the later of (x) June 29, 2025 and (y) the consummation of the CBRG’s initial business combination. The Bridge Financing Note may not be repaid with funds from the trust account that CBRG established for the benefit of its public holders. The proceeds from the Bridge Financing Note will be used (i) to pay off certain working capital loans issued by CBRG to Fulton AC I LLC, (ii) to pay for certain fees and expenses incurred in connection with the transactions contemplated in the Bridge Financing Note and CBRG’s initial business combination and (iii) for other general corporate purposes.  During the three months ended September 30, 2024, the Company lent $1,063,235 of this agreed upon loan to CBRG.

The form of the Bridge Financing Note is filed with our Quarterly Report on Form 10-Q for the period ended June 30, 2024 as Exhibit 4.2 and is incorporated herein by reference, and the foregoing description of the Bridge Financing Note is qualified in its entirety by reference thereto.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
2.1	Business Combination Agreement, dated July 22, 2024 (incorporated by reference to Exhibit 2.1 to its Quarterly Report on Form 10-Q as filed on August 15, 2024).
4.1	Secured Promissory Note, dated June 26, 2024 (incorporated by reference to Exhibit 4.1 to its Quarterly Report on Form 10-Q as filed on August 15, 2024).
4.2	Form of Bridge Financing Note, dated June 26, 2024 (incorporated by reference to Exhibit 4.2 to its Quarterly Report on Form 10-Q as filed on August 15, 2024).
4.3	Form of Promissory Note in 2024 Financing (incorporated by reference to Exhibit 4.3 to its Quarterly Report on Form 10-Q as filed on August 15, 2024).
4.4	Form of Common Stock Purchase Warrant in 2024 Financing (incorporated by reference to Exhibit 4.4 to its Quarterly Report on Form 10-Q as filed on August 15, 2024).
4.5	Form of Series A Preferred Stock Purchase Warrant in 2024 Financing (incorporated by reference to Exhibit 4.5 to its Quarterly Report on Form 10-Q as filed on August 15, 2024).
4.6	Form of Series B Preferred Stock Purchase Warrant in 2024 Financing (incorporated by reference to Exhibit 4.6 to its Quarterly Report on Form 10-Q as filed on August 15, 2024).
10.1	Form of Company Shareholder Transaction Support Agreement (incorporated by reference to Exhibit 10.1 to its Quarterly Report on Form 10-Q as filed on August 15, 2024).
10.2	Form of Investor Rights Agreement (incorporated by reference to Exhibit 10.2 to its Quarterly Report on Form 10-Q as filed on August 15, 2024).
10.3	Securities Purchase Agreement in 2024 Financing (incorporated by reference to Exhibit 10.3 to its Quarterly Report on Form 10-Q as filed on August 15, 2024).
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterola Biotech, Inc.

Date:	November 22, 2024

	By:	/s/ David Hitchcock
David Hitchcock
	Title:	Chief Executive Officer (Principal Executive Officer) and Director

Date:	November 22, 2024

	By:	/s/ Nathan Thompson
Nathan Thompson
	Title:	Chief Financial Officer and Director

