Form 10-Q
period 2024-09-30
ALTEROLA BIOTECH INC.
filed 2024-11-29
CIK 1442999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

PART I – FINANCIAL INFORMATION

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2024 (unaudited) and March 31, 2024 (audited);

F-2	Consolidated Statements of Operations for the three and six months ended September 30, 2024 and 2023 (unaudited);

F-3	Consolidated Statement of Stockholders’ Deficit for the six months ended September 30, 2024 and 2023 (unaudited);

F-5	Consolidated Statements of Cash Flow for the six months ended September 30, 2024 and 2023 (unaudited);

F-6	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2024 are not necessarily indicative of the results that can be expected for the full year.

3

ALTEROLA BIOTECH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 AND MARCH 31, 2024

	September 30, 2024	March 31, 2024
	(Unaudited)	(Audited)*
ASSETS
Current assets:
Cash in bank	$82,720	$2,654
Loans receivable	1,063,235	-
Inventories	1,069	1,009

Total current assets	1,147,024	3,663

Long-term assets:
Intangible assets	60,000	-
Deferred offering costs	157,045	-

Total Assets	$1,364,069	$3,663

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
Current liabilities:
Notes payable, net	$1,839,731	$-
Convertible note payable	313,669	-
Accounts payable	805,308	825,210
Accrued liabilities	461,989	362,451
Loans payable, related parties	194,617	145,603

Total current liabilities	3,615,314	1,333,264

Total liabilities	3,615,314	1,333,264

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value. 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 1,467,475,449 and 1,382,662,949 shares issued and outstanding, respectively	1,467,485	1,382,663
Additional paid in capital	10,226,499	9,663,951
Accumulated deficit	(13,673,734)	(12,416,075)
Accumulated other comprehensive income (loss)	(75,214)	39,860
Total stockholders' deficit attributable to owners of the parent	(2,054,964)	(1,329,601)
Non-controlling interest	(196,281)	-
Total stockholder’s deficit	(2,251,245)	(1,329,601)

Total liabilities and stockholders' deficit	$1,364,069	$3,663

* Derived from audited information

See accompanying notes to unaudited consolidated financial statements

ALTEROLA BIOTECH INC.

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Accounting and audit fees	91,548	23,162	213,978	72,100
Professional fees	13,748	1,895	16,049	7,185
Research and Development	16,964	-	36,099	-
Legal Fees	96,060	-	168,841	12,899
Directors fees and expenses	-	25,000	-	196,000
Consulting Fees	234,342	15,937	613,400	333,678
Salaries and wages	546	33,519	44,209	69,458
General and administrative - other	24,023	23,644	67,477	25,404
TOTAL OPERATING EXPENSES	477,231	123,157	1,160,053	716,724

LOSS FROM OPERATIONS	(477,231)	(123,157)	(1,160,053)	(716,724)

OTHER INCOME (EXPENSES):
Gain (loss) on conversion of note	-	-	-	(138,163)
Interest expense	(337,297)	-	(337,297)	-
Foreign currency exchange differences	15,235	-	43,310	-
TOTAL OTHER INCOME (EXPENSE)	(321,962)	-	(293,887)	(138,163)

LOSS BEFORE INCOME TAXES	(799,193)	(123,157)	(1,453,940)	(854,887)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(799,193)	$(123,157)	$(1,453,940)	$(854,887)

Net Loss of subsidiaries attributable to noncontrolling interest	(107,362)	-	(196,281)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(691,831)	$(123,157)	$(1,257,659)	$(854,887)

NET LOSS PER SHARE:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	1,467,475,253	800,109,341	1,448,712,132	801,824,998

COMPREHENSIVE LOSS:
Net loss	$(799,193)	$(123,157)	$(1,453,940)	$(854,887)

Other comprehensive loss:
Unrealized foreign currency translation gain	(4,190)	(26,214)	(4,190)	(26,214)
Comprehensive loss	$(803,383)	$(149,371)	$(1,458,130)	$(881,101)

See accompanying notes to unaudited consolidated financial statements

ALTEROLA BIOTECH INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

						Accumulated		Total Stockholders' Deficit attributable
	Common Stock		Treasury Shares		Additional	Other		to the	Non-	Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Comprehensive	Accumulated	owners of	controlling	stockholder’s
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	the parent	Interest	deficit
Balances March 31, 2023	807,047,948	$807,048	-	$-	$18,927,919	$67,873	$(10,041,696)	$9,761,144	$-	$9,761,144
Shares reclaimed into treasury shares	(44,064,000)	(44,064)	44,064,000	44,064	-	-	-	-	-	-
Shares issued for warrants	13,500,000	13,500	(13,500,000)	(13,500)	-	-	-	-	-	-
Shares issued for acquisition of Alinova Resources	5,000,000	5,000	(5,000,000)	(5,000)	295,000	-	-	295,000	-	295,000
Shares issued for services	16,088,000	16,088	(16,088,000)	(16,088)	305,672	-	-	305,672	-	305,672
Shares issued for services - directors	9,000,000	9,000	(9,000,000)	(9,000)	171,000	-	-	171,000	-	171,000
Shares issued for settlement of debt	476,000	476	(476,000)	(476)	157,339	-	-	157,339	-	157,339
Shares reclaimed from asset acquisition cancellation	(24,000,000)	(24,000)	24,000,000	24,000	(12,000,000)	-	-	(12,000,000)	-	(12,000,000)
Additional shares reclaimed from asset acquisition cancellation	(5,015,993)	(5,016)	5,015,993	5,016	-	-	-	(0)	-	(0)
Foreign currency translation	-	-	-	-	-	83,794	-	83,794	-	83,794
Net loss for the period ended September 30, 2023	-	-	-	-	-	-	(854,887)	(854,887)	-	(854,887)
Balances, September 30, 2023	778,031,949	$778,032	29,015,993	$29,016	$7,856,930	$151,667	$(10,896,583)	$(2,080,938)	$-	$(2,080,938)

						Accumulated		Total Stockholders' Deficit attributable
	Common Stock		Treasury Shares		Additional	Other		to the	Non-	Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Comprehensive	Accumulated	owners of	controlling	stockholder’s
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	the parent	Interest	deficit
Balances March 31, 2024	1,382,662,949	$1,382,663	-	$-	$9,663,951	$39,860	$(12,416,075)	(1,329,601)	$-	$(1,329,601)
Change in foreign currency	-	-	-	-	-	(115,074)	-	(115,074)	-	(115,074)
Shares issued for services - Directors	20,000,000	20,000	-	-	54,000	-	-	74,000	-	74,000
Shares issued for back wages	7,812,500	7,822	-	-	21,113	-	-	28,935	-	28,935
Shares issued for services	57,000,000	57,000	-	-	146,700	-	-	203,700	-	203,700
Cash received for founders shares	-	-	-	-	200	-	-	200	-	200
Warrants issued with convertible notes	-	-	-	-	340,535	-	-	340,535	-	340,535
Net loss for the period	-	-	-	-	-	-	(1,257,659)	(1,257,659)	(196,281)	(1,453,940)
Balances, September 30, 2024	1,467,475,449	$1,467,485	-	$-	$10,226,499	$(75,214)	$(13,673,734)	$(2,054,964)	$(196,281)	$(2,251,245)

ALTEROLA BIOTECH INC AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Six Months Ended September 30,	Six Months Ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,453,940)	$(854,887)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Shares issued for services	306,635	321,760
Shares issued for services - directors	-	180,000
Shares issued for warrants	-	13,500
Changes in: operating assets and liabilities:
Inventories	(60)	-
VAT Receivable	-	37,953
Deferred tax asset	-	2,224
Accounts Payable	(19,902)	110,319
Accrued liabilities	99,538	(8,494)

Net cash used in operating activities	(1,067,729)	(197,625)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Alinova	-	35,000
Acquisition of intangible assets	(60,000)	-
Net cash (used in) provided by Investing Activities	(60,000)	35,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable	2,493,935	-
Loans receivable issued	(1,063,235)	-
Payment of Deferred offering costs	(157,045)	-
Proceeds from sale of common stock	200	-
Purchase of common shares for cash	-	(44,064)
Treasury shares received	-	(170,709)
Proceeds from related party loans	49,014	290,303
Net cash provided by financing activities	1,322,869	75,530

NET INCREASE (DECREASE) IN CASH	195,140	(87,095)

Effect of exchange rate adjustments on cash	(115,074)	87,307

CASH, beginning of period	2,654	8,890

CASH, end of period	$82,720	$9,102

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING INFORMATION:
Increase in equity and debt discount	$340,535	$-

See accompanying notes to unaudited consolidated financial statements

ALTEROLA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of April 18, 2023, the Company acquired intellectual property from Alinova Biosciences Ltd. The Company acquired Alinova’s joint interest in the patent family of PTX 0001. The Company paid 35,000 Sterling in cash and 5,000,000 shares of ABTI Stock.

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

LIQUIDITY & GOING CONCERN

On September 30, 2024, the Company has negative working capital of $2,468,290 has incurred losses since inception of $13,673,734, and has not received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

ALTEROLA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2024 are not necessarily indicative of the results that can be expected for the full year. These consolidated financial statements and the notes attached hereto should be read in conjunction with the consolidated financial statements and notes included in the Company’s 10-K for its fiscal year ended March 31, 2024. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of September 30, 2024, and the results of its operations and cash flows for the three months then ended have been included.

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

Foreign Currency Translation

The consolidated financial statements are presented in US Dollars. Transactions with foreign subsidiaries where US dollars are not the functional currency will be recorded in accordance with Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830 Foreign Currency Transaction. According to Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity (deficit) is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income (loss) in accordance with ASC Topic 220, Comprehensive Income. Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the consolidated statement of operations and comprehensive loss.

ALTEROLA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Research and development

We engage in a variety of research and development activities to develop our technologies and work toward development of a saleable product. When it is determined that the research and development products we are creating have reached a point where saleable products are possible, these amounts are capitalized. As of September 30, 2024 and March 31, 2024 there are no capitalized research and development costs.

The research and development costs incurred by the company relate to the following:

•	Licenses for patent and know-how (Nano 4 M) - this relates to the company’s formulation of Active Pharmaceutical Ingredients (API) for its lead pharmaceutical programs.
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

Noncontrolling interests

The Company follows ASC Topic 810, “Consolidation,” governing the accounting for and reporting of noncontrolling interests (“NCI”) in partially owned consolidated subsidiaries and the loss of\d control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCI be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially-owned consolidated subsidiary be allocated to noncontrolling interests even when such allocation might result in a deficit balance. The net loss attributed to NCI was separately designated in the accompanying unaudited consolidated statements of operations and comprehensive loss. Losses attributable to NCI in a subsidiary may exceed a NCI’s interests in the subsidiary’s equity. The excess attributable to NCI is attributed to those interests. NCI shall continue to be attributed their share of losses even if that attribution results in a deficit NCI balance.

Other Intangible Assets

The Company have recorded the assets acquired as part of the C2 Wellness acquisition as indefinite lived Intangible assets. Indefinite life intangible assets recorded are not amortized and, as a result, are assessed for impairment at least annually, using either a qualitative or quantitative process. The C2 Wellness assets that were acquired were subsequently re-sold as discussed above. The Company performed this annual assessment as of March 31, 2024, noting impairment factors indicating possible impairment of intangible assets recognized and recorded impairment of $392,278.

Recent Accounting Pronouncements

Alterola does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

ALTEROLA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

On August 14, 2024, the Company entered into an agreement to obtained 3 issued patents, one pending patent and all associated intellectual property related to a biotechnological interest for $60,000.

NOTE 4 – DEFERRED TAX ASSET

As of the year ended March 31, 2023, the Company had recorded $189,355 in deferred tax assets as reported. During the year ended March 31, 2024, the Company identified that this balance should have been fully impaired with the unlikelihood of net income during FY 2024. As a result, this balance was fully written off for the year ended March 31, 2023 as mentioned in the restatement footnote (Note 2) contained in the Company’s annual report on Form 10-K for the year ended March 31, 2024. This amount was also removed from the financial statements for the period September 30, 2024, which is presented within this Form 10-Q filing.

NOTE 5 – ACCOUNTS PAYABLE

Accounts payable consisted of the following at September 30, 2024 and March 31, 2024

	September 30, 2024	March 31, 2024
Accounting and audit fees	$121,352	$181,955
Research and development	390,182	409,904
General and administrative	197,984	147,724
Legal fees and transfer agent	95,790	85,627
Total Accounts Payable	$805,308	$825,210

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at September 30, 2024 and March 31, 2024

	September 30, 2024	March 31, 2024
Accounting and audit fees	$56,936	$49,468
Research and development	35,576	—
General and administrative	261,993	89,508
Legal fees and transfer agent	107,484	223,475
Total Accrued Expenses	$461,989	$362,451

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

ALTEROLA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Pursuant to an Exchange Agreement (the “Agreement”) entered into on May 16, 2024, between the Company and EMC2 Capital LLC, a shareholder of Alterola Biotech, Phytanix Bio issued 800,000 shares of its common stock and 17,000 shares of its Series A preferred stock to EMC2 Capital, LLC in exchange for the return of 13,500,000 common shares of the Company. Accordingly, the Company ownership of Phytanix Bio decreased from 100% to 86.2%. As of the date of this report, the 13,500,000 shares of common stock had not been received or cancelled. This was recorded as additional paid in capital on the statement of stockholders’ equity.

During the year ended March 31, 2024, the Company reviewed the cumulative translation adjustment recorded on the financial statements and made corrections to the amount recorded for the year ended March 31, 2023 as discussed in the restatement footnote (Note 2) contained in the Company’s annual report on Form 10-K for the year ended March 31, 2024. The updated number was recorded as $67,873.

The Company has 1,467,475,449 and 1,382,662,949 shares of common stock issued and outstanding as of September 30, 2024 and March 31, 2024, respectively. There are no shares of preferred stock issued and outstanding as of September 30, 2024 and March 31, 2024.  The Company had 778,031,952 shares of common stock issued and outstanding as of September 30, 2023 and 807,047,948 shares of common stock issued and outstanding as of March 31, 2023. There were no shares of preferred stock issued and outstanding as of September 30, 2023 and March 31, 2023.

NOTE 8 – NOTES PAYABLE

On September 30, 2024 and March 31, 2024, notes payable, net consisted of the following:

	September 30, 2024	March 31, 2024

Notes payable – current	$2,840,318	$-
Total notes payable	2,840,318	-
Less: debt discount	(1,000,587)	-
Notes payable, net	$1,839,731	$-

On September 21, 2021, the Company entered into a convertible note agreement with an outside party for $171,863. The convertible note agreement was for 90 days, with an interest fee of $13,680. The conversion option would be at 90 days, with share conversion at .50 cents, with an issuance of 340,000 shares, valued at $428,400 at the date of the loan. Additionally, there was a share bonus issued of 136,000 shares, valued at $171,000 as of the date of the loan. The note was converted for stock on June 13, 2023 for 476,000 shares. Accordingly, on June 13, 2023, we issued 476,000 shares of common stock to Alison Rose Burgess as settlement of the £125,000 Sterling loan under the terms and conditions of the loan dated September 21, 2021.

As of June 30, 2024, Phytanix Bio closed on a portion of the Securities Purchase Agreements, pursuant to which the Company issued and sold to the Financing Investors (i) promissory notes in the principal amount of $1,809,337 and (ii) three-year warrants to purchase up to 180,933 shares of the Company’s common stock at an initial exercise price of $11.00 per share, subject to adjustment.  Phytanix Bio received net proceeds of $1,171,943, net of offering costs and expenses of $630,679. The notes are non-interest bearing and have a maturity date of June 29, 2025. The 180,933 Common Warrants were valued at $216,927, or $1.20, and using the relative fair value method, the Company recorded a debt discount of $216,927 to be amortized into interest expense over the life of the notes.

During the three months ended September 30, 2024, Phytanix Bio closed on additional portions of the Securities Purchase Agreements, pursuant to which the Company issued and sold to the Financing Investors (i) promissory notes in the principal amount of $1,030,980 and (ii) three-year warrants to purchase up to 103,098 shares of the Company’s common stock at an initial exercise price of $11.00 per share, subject to adjustment. Phytanix Bio received net proceeds of $667,788, net of offering costs and expenses of $369,908. The notes are non-interest bearing and have a maturity date of June 29, 2025. The 103,098 Common Warrants were valued at $123,608, or $1.20, and using the relative fair value method, the Company recorded a debt discount of $123,608 to be amortized into interest expense over the life of the notes.

The fair value of the Common Warrants issued were based on an independent valuation of the fair value of the Common Warrants on the measurement dates.

During the three and six months ended September 30, 2024, amortization of debt discount to interest expense amounted to $333,529.

ALTEROLA BIOTECH, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

NOTE 9 – CONVERTIBLE NOTE PAYABLE

On August 26, 2024, the Company entered into a convertible note with 12% per year interest and a twelve month maturity date.  The initial note was for $310,000 and was convertible for up to 90% of the price of the note outstanding.  As of September 30, 2024, the balance of principal and interest on the note was $313,669.

NOTE 10 – RELATED PARTY TRANSACTIONS

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

During the period ended September 30, 2024, a shareholder made advances to the Company to fund operating expenses in the amount of $49,014. These advances are non – interest bearing and have no specified terms of repayment.

As of September 30, 2024, the Company had outstanding notes payable with a related party of $1,839,731.  See additional discussion in Note 8 above.

As of September 30, 2024, the Company had outstanding convertible note payable with a related party of $313,669.  See additional discussion in Note 9 above.

NOTE 11 – LOAN RECEIVABLE

On June 26, 2024, Phytanix Bio agreed to loan CBRG $1,590,995.12, pursuant to an unsecured non-interest-bearing promissory note (the “Bridge Financing Note”). The maturity date of the Bridge Financing Note is the later of (x) June 29, 2025 and (y) the consummation of the CBRG’s initial business combination. The Bridge Financing Note may not be repaid with funds from the trust account that CBRG established for the benefit of its public holders. The proceeds from the Bridge Financing Note are being used (i) to pay off certain working capital loans issued by CBRG to Fulton AC I LLC, (ii) to pay for certain fees and expenses incurred in connection with the transactions contemplated in the Bridge Financing Note and CBRG’s initial business combination and (iii) for other general corporate purposes. During the six month ended September 30, 2024, the Company lent $1,063,235 of the Bridge Financing Note to CBRG. As of September 30, 2024, loan receivable amounted to $1,063,235.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company analyzed its operations subsequent to September 30, 2024 to the date these financial statements were issued and determined it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for the Three and Six Months Ended September 30, 2024 and 2023

We have generated no revenues since inception and we do not anticipate earning revenue until such time that we are able to market and sell our ingredients and / or products / medicines.

We incurred operating expenses of $477,231 for the three months ended September 30, 2024, as compared with $123,157 for the same period ended 2023. Our operating expenses for the three months ended September 30, 2024 were mainly the result of $234,342 in consulting fees, $91,548 in accounting and audit fees, legal fees of $96,060, and general and administrative expenses of $24,023. By contrast, our operating expenses for the three months ended September 30, 2023 were mainly the result of $15,937 in consulting fees, $25,000 in directors fees, $23,162 in accounting and audit fees and $33,519 in salaries and wages. Additionally, we incurred operating expenses of $1,160,053 for the six months ended September 30, 2024, as compared with $716,724 for the same period ended 2023. The increases are primarily a result of increased accounting and audit fees, research & development, consulting fees and an increase in general and administrative increase due to a proposed transaction previously announced between Chain Bridge and the Company.

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

We had other expnses of $321,962 for the three months ended September 30, 2024, as a result of a gain on conversion, compared with zero in other income for the same period ended September 30, 2023.

We recorded a net loss of $799,193 for the three months ended September 30, 2024, as compared with $123,157 for the same period ended 2023.

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

Liquidity and Capital Resources

As of September 30, 2024, we had $1,147,024 in current assets, consisting mostly of cash in bank of $82,720, loans receivable of $1,063,235 and inventories, and current liabilities of $3,615,314. We had a working capital deficit of $2,468,290 as of September 30, 2024, compared with a working capital deficit of $1,329,601 as of March 31, 2024.

We had cash used in operating activities of $1,067,729 for the six months ended September 30, 2024, as compared to $197,625 for the same period ended 2023. Our negative operating cash flow the six months ended September 30, 2024 was mainly the result our net loss of $1,453,940, adjustment for the add back of non-cash expenses related to stock issued for services aggregating $306,635, and changes in operating assets and liabilities such as a decrease in accounts payable of $19,902 and increase in accrued liabilities of $99,538. Our negative operating cash flow during the six months ended September 30, 2023 was mainly the result of a net loss offset by shares issued for services and net changes in operating assets and liabilities.

There was cash used in investing activities for the six months ended September 30, 2024 of $60,000 as compared to cash provided by investing activities of $35,000 for the six months ended September 30, 2023. The cash used in investing for 2024 was for patents and associated intellectual property and the cash provided by investing for 2023 was related to the acquisition of patent production rights.

Financing activities provided $1,322,869 for the six months ended September 30, 2024, as a result of related party notes and advances of $49,014 and net proceeds from notes payable of $2,493,935, offset by cash used in financing activities of $157,045 related to the payment of deferred offering costs and an issuance of a loan receivable of $1,063,235. Financing activities provided $75,530 for the six months ended September 30, 2023, as a result of related party notes offset by the receipt of treasury shares and purchase of common shares for cash.

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

Off Balance Sheet Arrangements

As of September 30, 2024, we had no off-balance sheet arrangements.

Going Concern

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have negative working capital of $2,468,290 as of September 30, 2024, and have incurred losses since inception of $13,673,734. We expect to incur further losses in the development of our business and have been dependent on funding operations from inception. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2024. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2024, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

2024 Financing

On June 26, 2024, certain investors (the “Financing Investors”) and Phytanix Bio entered into certain Securities Purchase Agreements pursuant to which, among other things, the Financing Investors agreed to purchase (i) certain promissory notes of Phytanix Bio in the original principal amount of $4,413,650.40, (ii) certain warrants to acquire Phytanix Bio’s common shares (Common Warrants”), and (iii) warrants to acquire Phytanix Bio’s Series A Preferred Shares. As of September 30, 2024, Phytanix Bio closed on a portion of the Securities Purchase Agreements, pursuant to which the Company issued and sold to the Financing Investors (i) promissory notes in the principal amount of $2,840,317 and (ii) three-year warrants to purchase up to 284,031 shares of the Company’s common stock at an initial exercise price of $11.00 per share, subject to adjustment.  Phytanix Bio received net proceeds of $1,839,731, net of offering costs and expenses of $1,000,587. The notes are non-interest bearing and have a maturity date of June 29, 2025.

As of June 30, 2024, Phytanix Bio closed on a portion of the Securities Purchase Agreements, pursuant to which the Company issued and sold to the Financing Investors (i) promissory notes in the principal amount of $1,809,337 and (ii) three-year warrants to purchase up to 180,933 shares of the Company’s common stock at an initial exercise price of $11.00 per share, subject to adjustment.  Phytanix Bio received net proceeds of $1,171,943, net of offering costs and expenses of $630,679. The notes are non-interest bearing and have a maturity date of June 29, 2025. The 180,933 Common Warrants were valued at $216,927, or $1.20, and using the relative fair value method, the Company recorded a debt discount of $216,927 to be amortized into interest expense over the life of the notes.

During the three months ended September 30, 2024, Phytanix Bio closed on additional portions of the Securities Purchase Agreements, pursuant to which the Company issued and sold to the Financing Investors (i) promissory notes in the principal amount of $1,030,980 and (ii) three-year warrants to purchase up to 103,098 shares of the Company’s common stock at an initial exercise price of $11.00 per share, subject to adjustment. Phytanix Bio received net proceeds of $667,788, net of offering costs and expenses of $369,908. The notes are non-interest bearing and have a maturity date of June 29, 2025. The 103,098 Common Warrants were valued at $123,608, or $1.20, and using the relative fair value method, the Company recorded a debt discount of $123,608 to be amortized into interest expense over the life of the notes.

Loan Agreement

On June 26, 2024, the Company agreed to loan CBRG $1,590,995.12, pursuant to an unsecured non-interest bearing promissory note (the “Bridge Financing Note”). The maturity date of the Bridge Financing Note is the later of (x) June 29, 2025 and (y) the consummation of the CBRG’s initial business combination. The Bridge Financing Note may not be repaid with funds from the trust account that CBRG established for the benefit of its public holders. The proceeds from the Bridge Financing Note will be used (i) to pay off certain working capital loans issued by CBRG to Fulton AC I LLC, (ii) to pay for certain fees and expenses incurred in connection with the transactions contemplated in the Bridge Financing Note and CBRG’s initial business combination and (iii) for other general corporate purposes. During the six months ended September 30, 2024, the Company lent $1,063,235 of the Bridge Financing Note to CBRG. As of September 30, 2024, loan receivable amounted to $1,063,235.

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

Alterola Biotech, Inc.

Date:	November 27, 2024

By:	/s/ David Hitchcock
David Hitchcock Title: Chief Executive Officer (Principal Executive Officer) and Director

Date:	November 27, 2024

By:	/s/ Nathan Thompson
Nathan Thompson Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), and Director

